Form 10-Q
period 1995-03-31
ELDORADO BANCORP
filed 1995-05-15
CIK 351991

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q


                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended       MARCH 31, 1995
                    ------------------------------------------------------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to _______________________

Commission File Number:      1-9709
                       ---------------------------------------------------------

                               ELDORADO BANCORP
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             CALIFORNIA                                   95-3642383
- - ------------------------------------------------   ------------------------
     (State or other jurisdiction of               (IRS Employer
     incorporation or organization)                Identification Number)

       17752 EAST SEVENTEENTH STREET               TUSTIN, CALIFORNIA 92680
- - ------------------------------------------------   ------------------------
     (Address of principal executive offices)      (Zip Code)

                                (714)  798-1100
- - --------------------------------------------------------------------------------
              Registrant's telephone number, including area code)


- - --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
                                         [X] Yes     [_] No

                      APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                         [X] Yes     [_] No

There were 2,756,728 shares of common stock for the registrant outstanding as of March 31, 1995

Part I.   Financial Information
Item 1.   Financial Statements

                        Eldorado Bancorp and Subsidiary
                                 Eldorado Bank

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                       March 31, 1995   December 31, 1994
                                                                       --------------   ------------------
ASSETS
- - ------

Cash and due from banks                                                      $ 24,411            $ 23,950
Investment securities available for sale                                       81,231              86,107
Investment securities held-to-maturity                                          1,088                 586
Federal funds sold                                                             21,800               9,000
Commercial loans held for sale                                                  1,353               3,274
Loans and direct lease financing                                              167,262             171,874
Less allowance for possible credit loss                                         5,153               5,564
                                                                             --------            --------
                     Net loans and direct lease financing                     162,109             166,310
Deferred income taxes                                                             443                 696
Premises and equipment, net                                                     7,462               7,433
Accrued interest receivable and other assets                                    5,567               5,693
Other real estate owned                                                         2,300                 973
                                                                             --------            --------
                                                                             $307,764            $304,022
                                                                             ========            ========
Investment securities held-to-maturity - approximate market value               1,085                 562
                                                                             ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------

Liabilities
  Deposits
          Demand, non-interest bearing                                       $ 78,873              79,347
          Savings and money market                                            143,078             145,958
          Time certificates under $100,000                                     24,162              23,102
          Time certificates of $100,000 or more                                22,731              22,919
                                                                             --------            --------
                     Total deposits                                           268,844             271,326
 Other liabilities                                                              2,901               2,572
 Federal funds purchased                                                        5,888               1,030
                                                                             --------            --------
                     Total liabilities                                       $277,633            $274,928
Shareholders' equity
  Preferred stock, no par value;
          authorized 5,000,000 shares, none issued                                ---                 ---
  Common stock, no par value;
          authorized 12,500 000 shares, issued and
          outstanding 2,756,728 shares in 1995 and
          2,752,255 shares in 1994                                             17,462              17,462
  Retained earnings                                                            12,638              11,977
  Net unrealized holding gain on
   securities available for sale                                                   31                (345)
                                                                             --------            --------
                                                                               30,131              29,094
                                                                             --------            --------
          Total shareholders' equity and liabilities                         $307,764            $304,022
                                                                             ========            ========

Part I.   Financial Information
Item 1.   Financial Statements (continued)

                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
              (Dollars in Thousands except for earnings per share
               and weighted average number of shares outstanding)

                                                        Three Months Ended
                                                             March 31
                                                     ------------------------
                                                        1995          1994
Interest Income
     Loans                                           $    4,129    $    4,017
     Investment securities                                1,255           702
     Interest bearing deposits with banks                   ---             7
     Federal funds sold                                     224           237
     Direct lease financing                                  36            78
                                                     ----------    ----------
                                                          5,644         5,041
Interest Expense
     Savings, NOW and money market deposits                 735           773
     Time deposits of $100,000 or more                      225           188
     Time deposits under $100,000                           240           202
     Other                                                   39             2
                                                     ----------    ----------
      Total interest expense                              1,239         1,165
                                                     ----------    ----------
     Net interest income                                  4,405         3,876

Provision for loan and lease losses                         302           652
                                                     ----------    ----------
     Net interest income after provision
     for loan and lease losses                            4,103         3,224

Other Income
     Service charges on deposit accounts                    503           414
     Loan servicing income                                  221           235
     Bank card discounts                                    209           207
     Gain (loss) on sale of SBA loans                       (52)          154
     Investment security gains (losses), net                 (2)          (49)
     Other                                                  111           125
                                                     ----------    ----------
                                                            990         1,086
Other Expense
     Salaries                                             1,054         1,123
     Employee benefits                                      570           547
     Net occupancy expense of bank premises                 376           365
     Furniture and equipment expense                        223           194
     Other real estate owned expense/writedowns              61           (13)
     Other                                                1,312         1,251
                                                     ----------    ----------
                                                          3,596         3,467
                                                     ----------    ----------
Earnings before income taxes                              1,497           843

Income Taxes                                                615           340
                                                     ----------    ----------

     Net Earnings                                    $      882    $      503
                                                     ==========    ==========

Earnings per common share                                  $.32          $.18
                                                     ==========    ==========

Weighted average common shares outstanding            2,756,728     2,747,891

Part I.   Financial Information
Item 1.   Financial Statements (continued)

                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                               Three Months Ended  Three Months Ended

                                                                   March 31, 1995    March 31, 1994
                                                                   ---------------   ---------------
Cash Flows from operating activities:
  Net earnings                                                           $    882          $    503
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
     Depreciation and amortization                                            182               178
     Amortization of goodwill                                                  28                27
     Provision for possible credit losses                                     302               652
     Provision for possible losses on other real estate owned                  58                14
     (Gain) loss on sale of SBA loans                                          52              (154)
     (Gain) loss on sale of securities available-for-sale                       2                49
     Amortization of deferred income, discounts and fees                      (40)              157
     Loan fees collected                                                      121               ---
     (Gain) loss on sales of other real estate owned                           (1)                4
     Increase in market value of securities                                  (628)             (464)
     Unrealized gain on securities, net of tax                                376               278

  Change in assets and liabilities net of effects from
   acquisitions of banks:
     (Increase) decrease in accrued interest receivable                       (17)             (256)
     (Increase) decrease in other assets/current tax
     receivable and other real estate owned                                (1,322)              846
     Increase (decrease) in other liabilities                                 329              (282)
     (Increase) decrease in deferred income taxes                             253               186
                                                                          -------          --------
     Total adjustments                                                       (305)            1,235
                                                                          -------          --------
          Net cash provided by operating activities                           577             1,738


Cash flows from investing activities:
     Proceeds from maturity of securities
     available-for-sale                                                    28,296            13,501
     Proceeds from sale of securities available-for-sale                      ---             1,918
     Purchase of securities available-for-sale                            (22,764)          (27,002)
     Purchase of securities held-to-maturity                                 (503)              ---
     Net (increase) decrease in
        interest bearing deposits with banks                                  ---               198
     Net (increase) decrease in loans and leases                            3,819             8,998
     Purchases of premises and equipment                                     (241)              (66)
       Proceeds from sale of other real estate owned                           53               594
       Proceeds from sale of loans                                          1,162             2,599
       Net (increase) decrease in commercial loans
        held for sale                                                         707            (2,332)
     Purchase of loans                                                        ---           (11,665)
                                                                         --------          --------
            Net cash used in investing activities                        $ 10,529          $(13,257)
                                                                         --------          --------

Part I.   Financial Information
Item 1.   Financial Statements (continued)


                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                               Three Months Ended  Three Months Ended
                                                                   March 31, 1995      March 31, 1994
                                                               ------------------  ------------------

Cash flow from financing activities:
     Net increase (decrease) in deposits                                  $(2,482)          $ 2,217
     Net increase (decrease) in federal funds purchased                     4,858            (1,105)
     Dividends paid                                                          (221)              ---
                                                                         --------          --------
          Net cash provided by financing activities                         2,155             1,112
                                                                         --------          --------

Increase (decrease) in cash and cash equivalents                           13,261           (10,407)


Cash and cash equivalents at beginning of year                             32,950            60,803
                                                                         --------          --------

Cash and cash equivalents at March 31                                    $ 46,211          $ 50,396
                                                                         ========          ========

Part I.   Financial Information
Item 1.   Financial Statements (continued)


                        Eldorado Bancorp and Subsidiary
                                 Eldorado Bank

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For three months ended March 31, 1995
                                      and
                For years ended December 31, 1994, 1993 and 1992
                                  (Unaudited)

                                                     Securities                                                Total
                                                    Common Stock            Valuation        Retained      Shareholders'
                                                Shares        Amount      Allowance,Net      Earnings          Equity
- - -------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992                    2,745,634     17,400,000              ---      11,810,000       29,210,000

Cash dividends declared
  ($0.08 per share)                                 ---            ---              ---        (221,000)        (221,000)
Stock options exercised
  (note 8)                                       12,621         86,000              ---             ---           86,000
Stock repurchased
  and cancelled                                  (6,000)       (59,000)             ---             ---          (59,000)
Net loss                                            ---            ---              ---      (1,727,000)      (1,727,000)

- - -------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                    2,752,255     17,427,000              ---       9,862,000       27,289,000

Net unrealized holding gain on
  securities available-for-sale as of
  January 1, 1994                                   ---            ---      $ 1,179,000             ---        1,179,000
Cash dividends declared
  ($0.16 per share)                                 ---            ---              ---        (441,000)        (441,000)
Stock options exercised
  (note 8)                                        4,473         35,000              ---             ---           35,000
Change in net unrealized holding gain
  on securities available-for-sale                  ---            ---       (1,524,000)            ---       (1,524,000)
Net earnings                                        ---            ---              ---       2,556,000        2,556,000

- - -------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                    2,756,728    $17,462,000      $  (345,000)    $11,977,000      $29,094,000

Cash dividends declared
  ($0.08 per share)                                 ---            ---              ---        (221,000)        (221,000)
Change in net unrealized holding gain on
  securities available-for-sale                     ---            ---          376,000             ---          376,000
Net earnings                                        ---            ---              ---         882,000          882,000

- - -------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                    2,756,728    $17,462,000      $    31,000     $12,638,000      $30,131,000

- - -------------------------------------------------------------------------------------------------------------------------


Part I.   Financial Information
Item 1.   Financial Statements

                        Eldorado Bancorp and Subsidiary
                                 Eldorado Bank
                   NOTE OF CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  --------------------------------------------


NOTE A - BASIS OF PRESENTATION
         ---------------------

The financial statements for interim periods are unaudited. In the opinion of management, all material adjustments necessary for fair presentation of the interim financial statements have been included.

Interim period financial statements are not necessarily indicative of results to be expected for the entire year.


NOTE B - EARNINGS PER SHARE
         ------------------

Net earnings per common share are based upon the weighted average number of shares outstanding during each period.

Part I.   Financial Information
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Financial Condition
- - -------------------

Total assets at March 31, 1995 were $307.8 million compared to $304.0 million at December 31, 1994 primarily due to higher levels of federal funds purchased.

Cash and due from banks balances totaled $24.4 million and $24.0 million at March 31, 1995 and December 31, 1994, respectively.

Investment securities available for sale at March 31, 1995 were $81.2 million compared to $86.1 million at December 31, 1994 reflecting regular maturities and liquidity planning for seasonal outflow. The first quarter 1995 balance reflects an unrealized gain on the portfolio of $53 thousand. The $628 thousand improvement from an unrealized loss of $575 thousand at year end 1994 is due to the upward repricing of investment securities upon maturity and the decline in market rates of interest since year end. At March 31, 1995, 74% of the investment securities available for sale were due in one year or less, 20% due after one year through five years, 4% due five years through ten years and 2% due after ten years. At December 31, 1994, 85% were due in one year or less, 9% due after one year through five years, 3% due five years through ten years and 2% due after ten years. During the first quarter, the Company began to deploy its investment securities into longer term maturities.

Investment securities held-to-maturity increased to $1.088 million at March 31, 1995 from $585 thousand at December 31, 1994 reflecting the Company's purchase of longer-term securities for yield. All held-to-maturity securities at March 31, 1995 and December 31, 1994 are due after five years through ten years.

Federal funds sold at the end of the first quarter 1995 were $21.8 million compared to $9.0 million at December 31, 1994 reflecting the Company's liquidity planning for seasonal outflow related to customer income and property tax payments in April.

Commercial loans held for sale declined to $1.4 million at March 31, 1995 from $3.3 million at year end 1994 due to the sale of loans during the first quarter. Gross loans and direct lease financing declined to $167.3 million during this period from $171.9 million due to continued payoff of credit and the foreclosure of real estate properties in satisfaction of loans. The allowance for possible credit losses decline to $5.2 million from $5.6 million after the provision of $302 thousand due to first quarter charge offs. The allowance represents 3.1 percent and 3.2 percent of gross loans at March 31, 1995 and December 31, 1994, respectively.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"). Under SFAS 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e. both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loans's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. The adoption of SFAS 114, as amended by SFAS 118, had no material impact on the Company's consolidated financial statements as the Company's existing policy of measuring loan impairment is consistent with methods prescribed in these standards.

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, the Company considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings and performing loans which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. The Company bases the measurement of collateral-dependent impaired loans on the fair value of the loan's collateral. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance.

At March 31, 1995, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $2.8 million (of which $1.3 million were on non-accrual status). At March 31, 1995, the allowance for possible credit losses determined in accordance with the provisions of SFAS 114, related to loans considered to be impaired under SFAS 114 totaled $306 thousand. The carrying value of loans considered impaired under SFAS 114 for which there is no related allowance for possible credit losses amounted to $296 thousand at March 31, 1995. The average recorded investment in impaired loans during the three months ended March 31, 1995 was approximately $2.8 million. For the three months ended March 31, 1995, the Company recognized interest income on those impaired loans of $79 thousand, which includes $43 thousand of interest income recognized using the cash basis method of income.

At March 31, 1995 and December 31, 1994, the Company had loans of approximately $2.5 million and $3.2 million, respectively, on which the accrual of interest had been discontinued. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $30 thousand for the three months ended March 31, 1995.

The deferred income tax asset declined to $443 thousand at March 31, 1995 compared to $696 thousand at year end 1994 due to the timing recognition of tax benefits on the loan charge offs.

Premises and equipment was nearly flat during the first quarter 1995 at approximately $7.5 million as was accrued interest receivable and other assets at approximately $5.6 million. Other real estate owned increased to $2.3 million at March 31, 1995 from $973 thousand at year end 1994 due to the foreclosure of properties collateralizing loans.

Total deposits declined to $268.8 million at the end of the first quarter 1995 from $271.3 million at December 31, 1994. The decline was primarily in savings and money market accounts partially offset by an increase in smaller time certificates of deposit. The Company has established a facility as an accommodation for one of its customers to sell federal funds to it. Federal funds purchased was $5.9 million at March 31, 1995 compared to $1.0 million at year-end 1994.

Shareholders' equity increased $1.037 million during the first quarter to $30.1 million at March 31, 1995 due to the addition of retained earnings and an increase in the net securities valuation allowance.


Liquidity and Interest Sensitivity
- - ----------------------------------

In order to meet periodic increases in loan demand, potential deposit withdrawals and maturities of short-term, large time certificates of deposit, the Company maintains short-term fund sources. These include cash on hand and on deposit with correspondent banks; "federal funds sold", which are essentially demand loans to other banks; and investments in marketable securities. Such cash and near-cash items, marketable securities and short-term investments totaled $127.4 million at March 31, 1995, which represented 41.3 percent of total assets.

Other possible liquidity sources to meet cash requirements include federal funds purchased lines, the sale of loans, and anticipated increases in deposits. Substantially all of the Company's instalment loans and leases are made on terms that require regular monthly repayments, which provides a regular flow of cash funds.

The Company manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within Company guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of its securities are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources. The Company does not utilize derivative financial instruments as part of its hedging strategy.

One way to measure the impact that future change in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. The Company's cumulative gap at March 31, 1995 for a three month and one year period was 88.4 percent and 108.2 percent, respectively.

Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the Company's interest rate sensitivity position. To supplement traditional gap analysis, the Company performs simulation modeling to estimate the potential effects of changing interest rates. The process allows the Company to explore the complex relationships within the gap over time and various interest rate environments. The simulation analysis indicates certain scenarios in which the Company may experience a decline in its net interest income despite its strategy of matching repricing opportunities of its earning assets and funding liabilities.


Results of Operations
- - ---------------------

The Company had net earnings of $882 thousand, or $0.32 per share, for the three months ended March 31, 1995 compared to $503 thousand, or $0.18 per share, for the same period in 1994.

Net interest income was $4.4 million for the first three months of 1995, an increase of $529 thousand compared to the same period last year. The increase was due to higher levels of interest income only partially offset by an increase in interest expense. Interest income was $603 thousand higher in the 1995 period primarily due to an overall yields on earning assets despite lower volumes of earning assets. The higher yields were a result of higher market rates of interest and the repricing of the Company's relatively short-term investment securities.

Interest expense was $74 thousand higher for the first quarter ended March 31, 1995 compared to the same period in 1994. This increase was due to higher rates on certificates of deposits partially offset by lower volumes of savings, NOW and money market accounts.

The provision for possible credit losses for the first three months of 1995 was $302 thousand compared to $652 thousand for the same period in 1994. This decrease was allowable due to the adequacy of the allowance for possible credit losses considered in conjunction with the stabilization of asset quality.

Other income for the three months ended March 31, 1995 was $990 thousand, nearly flat, compared to $1.1 million from the 1994 period.

Other expense for the first quarter 1995 was nearly flat at $3.6 million compared to $3.5 million for the three months ended March 31, 1994.

Part II.  Other Information



Items 1-3.

No reportable events.



Item 4.

On April 26, 1995 the Annual Meeting of Shareholders was held for the purpose of:

     a)   Electing ten directors.  The names of directors so elected were:

               Michael B. Burns         Warren Finley
               J. B. Crowell            Warren Fix
               Lynne Pierson Doti       A. F. Sfingi
               Raymond E. Dellerba      Donald F. Sodaro
               Rolf J. Engen            George H. Wells

          The names of directors having a remaining term after the election are the same as noted above.

     b) To approve the Company's 1995 Stock Option Plan which provides for the grant of incentive stock options and nonqualified stock options to purchase up to an aggregate of 130,000 shares of Common Stock of the Company to officers, directors and key employees of the Company and its subsidiaries. The Plan was approved with 1,820,112 votes in the affirmative and 70,037 votes against.



Item 5.  Other Information

On February 16, 1995 the Board of Directors declared a cash dividend of 8 cents per share payable April 3, 1995 to shareholders of record March 6, 1995.



Item 6.

No reportable exhibits or reports on Form 8-K.

                                   SIGNATURE
                                   ---------



Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Eldorado Bancorp
                                         ----------------
                                         (Registrant)



           May 11, 1995                  /s/  Elaine Crouch
           ------------                  ------------------
               Date                      Elaine Crouch
                                         Corporate Secretary



           May 11, 1995                  /s/  David R. Brown
           ------------                  -------------------
               Date                      David R. Brown
                                         Executive Vice President
                                         Chief Financial Officer