Form 10-Q
period 1995-06-30
ELDORADO BANCORP
filed 1995-08-14
CIK 351991

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)
[  X  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the period ended                       JUNE 30, 1995
                      -----------------------------------------------------

                                       or
[     ]  Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from  ___________________  to  ____________________

Commission File Number:                    1-9709

                                ELDORADO BANCORP
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        CALIFORNIA                                    95-3642383
-----------------------------------------------------------------------------
        (State or other jurisdiction of               (IRS Employer
        incorporation or organization)                Identification Number)

     17752 EAST SEVENTEENTH STREET, TUSTIN, CALIFORNIA    92680
-----------------------------------------------------------------------------
          (Address of principal executive offices)      (Zip Code)

                                (714)  798-1100
-----------------------------------------------------------------------------
              Registrant's telephone number, including area code)

-----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                          [  X  ]   Yes             [     ]   No

                      APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDING DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                          [     ]   Yes             [     ]   No

There were 2,758,788 shares of common stock for the registrant outstanding as of June 30, 1995.

Part I.  Financial Information
Item I.  Financial Statements

                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


ASSETS                                                   June 30, 1995   December 31, 1994
------                                                   -------------   -----------------
Cash and due from banks                                    $  25,187        $   23,950
Investment securities available-for-sale                      82,216            86,107
Investment securities held-to-maturity                         2,589               586
Federal funds sold                                            15,600             9,000
Commercial loans held for sale                                 1,995             3,274
Loans and direct lease financing                             171,343           171,874
Less allowance for possible credit losses                      5,562             5,564
                                                            --------          --------
Net loans and direct lease financing                         165,781           166,310

Deferred income taxes                                            184               696
Premises and equipment, net                                    7,324             7,433
Accrued interest receivable and other assets                   6,325             5,693
Other real estate owned                                        2,144               973
                                                            --------          --------
                                                            $309,345          $304,022
                                                            ========          ========
Investment securities held-to maturity  --
   approximate market value                                    2,636               562
                                                            ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities
  Deposits
    Demand, non-interest bearing                            $ 89,372          $ 79,347
    Savings and money market                                 127,080           145,958
    Time certificates under $100,000                          27,767            23,102
    Time certificates of $100,000 or more                     23,831            22,919
                                                            --------          --------
       Total deposits                                        268,050           271,326
Other liabilities                                              3,248             2,572
Federal funds purchased                                        6,721             1,030
                                                            --------          --------
       Total liabilities                                    $278,019          $274,928

Shareholders'  equity
  Preferred stock, no par value;
    authorized 5,000 shares, none issued                         ---               ---
  Common stock, no par value;
    authorized 12,500,000 shares, issued and
    outstanding 2,758,788 shares in 1995 and
    2,752,255 shares in 1994                                  17,479            17,462
Securities valuation allowance, net                              394              (345)
Retained earnings                                             13,453            11,977
                                                            --------          --------
                                                              31,326            29,094
                                                            --------          --------
       Total shareholders' equity and liabilities           $309,345          $304,022
                                                            ========          ========

Part I.     Financial Information
Item I.     Financial Statements (continued)

                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
              (Dollars in Thousands except for earnings per share
               and weighted average number of shares outstanding)

                                                        Three Months Ended       Six Months Ended
                                                             June 30                 June 30
                                                       -------------------      ------------------
                                                         1995       1994          1995      1994
                                                       --------  ---------      --------  --------
Interest Income
      Loans                                            $  4,331   $  3,862      $  8,460  $  7,879
      Investment securities                               1,325        909         2,580     1,611
      Interest bearing deposits with banks                  ---         20           ---         9
      Federal funds sold                                    232        187           456       424
      Direct lease financing                                 35         55            71       133
                                                       --------   --------      --------  --------
                                                       --------  ---------      --------  --------
                                                          5,923      5,015        11,567    10,056
Interest Expense
      Savings, NOW and money market deposits                697        777         1,432     1,550
      Time deposits of $100,000 or more                     269        176           494       364
      Time deposits under $100,000                          309        182           549       384
      Other                                                  91        ---           130         2
                                                       --------   --------      --------  --------
        Total interest expense                            1,366      1,135         2,605     2,300
                                                       --------   --------      --------  --------
      Net interest income                                 4,557      3,880         8,962     7,756

Provision for loan and lease losses                         301        751           603     1,403
                                                       --------   --------      --------  --------
      Net interest income after provision
        for loan and lease losses                         4,256      3,129         8,359     6,353

Other Income
      Service charges on deposit accounts                   528        609         1,031     1,023
      Loan servicing income                                 208        222           429       457
      Bank card discounts                                   127        214           336       421
      Gain (loss) on sale of SBA loans                       42         33           (10)      187
      Investment security gains (losses)                    ---         (1)           (2)      (50)
      Other                                                 143        222           254       347
                                                       --------   --------      --------  --------
                                                          1,048      1,299         2,038     2,385
Other Expense
      Salaries                                            1,095      1,203         2,149     2,326
      Employee benefits                                     451        309         1,021       856
      Net occupancy of bank premises                        386        377           762       742
      Furniture and equipment expense                       221        202           444       396
      Other real estate owned writedowns/expense             40         25            10       112
      Other                                               1,344      1,454         2,656     2,705
                                                       --------   --------      --------  --------
                                                          3,537      3,570         7,133     7,037
                                                       --------   --------      --------  --------
Earnings before taxes                                     1,767        858         3,264     1,701

Income Taxes                                                732        347         1,347       687
                                                       --------   --------      --------  --------

      Net Earnings                                     $  1,035   $    511      $  1,917   $ 1,014
                                                       ========   ========      ========   =======

Earnings per common share                              $   0.38   $   0.19      $   0.70   $  0.37
                                                       ========   ========      ========   =======

Weighted average common shares outstanding            2,757,350  2,752,255     2,757,041 2,752,255

Part I.     Financial Information
Item I.     Financial Statements (continued)

                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                                     Six Months Ended    Six Months Ended
                                                                      June 30, 1995       June 30, 1994
                                                                     ----------------    ----------------
Cash Flows from operating activities:
      Net earnings                                                     $  1,917             $  1,014
      Adjustments to reconcile net earnings
        to net cash provided by operating activities:
      Depreciation and amortization                                         433                  440
      Amortization of goodwill                                               55                   55
      Provision for possible credit losses                                  603                1,403
      Provision for possible losses on other real estate owned               58                  ---
      (Gain) loss on sale of SBA loans                                       10                 (187)
      (Gain) loss on sale of securities available-for-sale                    2                   50
      Amortization of deferred income, costs, discounts and fees            (50)                 303
      Loan fees collected                                                   175                   67
      (Gain) loss on sale of other real estate owned                        (19)                  22
      (Increase) decrease in market value of securities                  (1,249)                   1
      Unrealized  gain (loss) on securities, net of tax                     739                  ---
      Gain on sale of premises and equipment                                ---                    7

Change in assets and liabilities net of effects from
   acquisitions of banks:
      (Increase) decrease in accrued interest receivable                   (282)                (124)
      (Increase) decrease in other assets/current tax
        receivable and other real estate owned                           (2,142)                (133)
      Increase (decrease) in other liabilities                              676                 (417)
      (Increase) decrease in deferred income taxes                          512                  ---
                                                                       --------              --------
            Total adjustments                                              (479)               1,487
                                                                       --------              --------
            Net cash provided by operating activities                     1,438                2,501

Cash flows from investing activities:
      Proceeds from maturity of securities available-for-sale            52,901                33,501
      Proceeds from sale of securities available-for-sale                   ---                 1,923
      Purchase of securities available-for-sale                         (47,776)              (55,607)
      Purchase of securities held-to-maturity                            (2,003)                 (586)
      Net (increase) decrease in interest bearing deposits with banks       ---                   396
      Net (increase) decrease in loans and leases                          (199)               17,931
      Purchases of premises and equipment                                  (312)                 (163)
      Proceeds from sale of other real estate owned                         527                   934
      Proceeds from sale of loans                                         1,732                 3,836
      Net (increase) decrease in commercial loans held for sale            (463)               (2,932)
      Proceeds from sale of premises and equipment                            1                   ---
      Purchase of loans                                                     ---               (11,665)
                                                                       --------              --------
            Net cash used in investing activities                      $  4,408              $(12,432)
                                                                       --------              --------

Part I.     Financial Information
Item I.     Financial Statements (continued)


                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)



                                                                     Six Months Ended    Six Months Ended
                                                                      June 30, 1995       June 30, 1994
                                                                     ----------------    ----------------
Cash flow from operating activities:
Net increase (decrease) in deposits                                  $  (3,276)             $(15,888)
Net increase (decrease) in federal funds purchased                       5,691                (1,015)
Dividends paid                                                            (441)                  ---
Proceeds from stock options exercised                                       17                   ---
                                                                      --------              --------
Net cash provided by financing activities                                1,991               (16,903)
                                                                      --------              --------

Increase (decrease) in cash and cash equivalents                         7,837               (26,834)

Cash and cash equivalents at beginning of year                          32,950                60,803
                                                                      --------              --------
Cash and cash equivalents at June 30                                  $ 40,787              $ 33,969
                                                                      ========              ========

Part I.     Financial Information
Item I.     Financial Statements (continued)


                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       For six months ended June 30, 1995
                                      and
               For years ended December 31, 1994, 1993, and 1992
                                  (Unaudited)




                                                          Securities                                              Total
                                                         Common Stock            Valuation       Retained     Shareholders'
                                                      Shares       Amount      Allowance, Net    Earnings        Equity
                                                    ---------   ------------   --------------   -----------   -------------
Balance, December 31, 1992                          2,745,634   $17,400,000             ---     $11,810,000    $29,210,000

Cash dividends declared ($0.08 per share)                 ---           ---             ---        (221,000)      (221,000)
Stock options exercised (note 8)                       12,621        86,000             ---             ---         86,000
Stock repurchased and canceled                         (6,000)      (59,000)            ---             ---        (59,000)
Net loss                                                  ---           ---             ---      (1,727,000)    (1,727,000)
                                                    ---------   -----------     -----------     -----------    -----------
Balance, December 31, 1993                          2,752,255    17,427,000             ---       9,862,000     27,289,000

Net unrealized holding gain on securities
  available-for-sale as of January 1, 1994                ---           ---      $ 1,179,000            ---      1,179,000
Cash dividends declared ($0.16 per share)                 ---           ---              ---       (441,000)      (441,000)
Stock options exercised (note 8)                        4,473        35,000              ---            ---         35,000
Change in net unrealized holding gain on
  securities available-for-sale                           ---           ---       (1,524,000)           ---     (1,524,000)
Net earnings                                              ---           ---              ---      2,556,000      2,556,000
                                                    ---------   -----------      -----------    -----------    -----------
Balance, December 31, 1994                          2,756,728   $17,462,000      $  (345,000)   $11,977,000    $29,094,000

Stock options exercised                                 2,060        17,000              ---            ---         17,000
      Cash dividends declared ($0.16 per share)           ---           ---              ---       (441,000)      (441,000)
Change in net unrealized holding gain on
  securities available-for-sale                           ---           ---          739,000            ---        739,000
Net earnings                                              ---           ---              ---      1,917,000      1,917,000
                                                    ---------   -----------      -----------    -----------    -----------
Balance, June 30, 1995                              2,758,788   $17,479,000      $   394,000    $13,453,000    $31,326,000
                                                    =========   ===========      ===========    ===========    ===========


Part I.     Financial Information
Item I.     Financial Statements (continued)


                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank
                   NOTE OF CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                            ________________________


NOTE A - BASIS OF PRESENTATION

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

Part I.    Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets at June 30, 1994 were $309.3 million compared to $304.0 million at December 31, 1995. The increase in total assets was primarily due to an increase in federal funds purchased largely deployed in federal funds sold.

Investment securities available-for-sale declined to $82.2 million at June 30, 1995 from $86.1 million at December 31, 1994 due to maturities in the relatively short-term portfolio. Investment securities held-to-maturity increased to $2.6 million at June 30, 1995 from $586 thousand at year end 1994 due to the purchase of securities classified in this category since year end.

At June 30, 1995, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $1.8 million. At June 30, 1995, the allowance for possible credit losses determined in accordance with the provisions of SFAS 114, related to loans considered to be impaired under SFAS 114 totaled $133 thousand. The carrying value of loans considered impaired under SFAS 114 for which there is no related allowance for possible credit losses was zero at June 30, 1995. The average recorded investment in impaired loans during the six months ended June 30, 1995 was approximately $2.8 million. For the six months ended June 30, 1995, the Company recognized interest income on those impaired loans of $118 thousand, all of which was recognized using the cash basis method of income.

At June 30, 1995 and December 31, 1994, the Company had loans of approximately $2.0 million and $3.2 million, respectively, on which the accrual of interest had been discontinued. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $35 thousand for the six months ended June 30, 1995.

Other real estate owned increased to $2.1 million at June 30, 1995 from $973 thousand at December 31, 1995 reflecting the foreclosure of real estate properties in satisfaction of certain loans.

Total deposits declined $3.3 million at June 30, 1995 to $268.0 million compared to $271.3 million at year end 1994, however, there was a significant change in the mix of deposits. Noninterest bearing demand deposits, however, grew $10.0 million to $89.4 million at June 30, 1995 from December 31, 1994. This was offset by a decline in savings and money market deposits of $18.9 million to $127.1 million at June 30, 1995 from $146.0 million at December 31, 1994. Time certificates of deposit under $100,000 increased $4.7 million during the first six months of 1995 and time certificates of deposit of $100,000 or more increased $900 thousand during this same period.

Federal funds purchased increased $5.7 million to $6.7 million at June 30, 1995 compared to December 31, 1994. The Company purchases federal funds from one of its financial institution customers as an accommodation.

Total shareholders' equity increased $2.2 million during the six months ended June 30, 1995 primarily due to an increase in retained earnings and also due to an increase of $739 thousand in the net securities valuation allowance. The increase in the net securities valuation allowance reflects the overall downward trend in capital market interest rates since year end combined with favorable repricing upon maturity of the relatively short-term securities portfolio available-for-sale.

Liquidity and Interest Sensitivity

In order to meet periodic increases in loan demand, potential deposit withdrawals and maturities of short-term, large time certificates of deposit, the Company maintains short-term fund sources. These include cash on hand and on deposit with correspondent banks; "federal funds sold", which are essentially demand loans to other banks; and investments in marketable securities available-for-sale. Such cash and near-cash items, marketable securities available-for-sale and short-term investments totaled $123.0 million at June 30, 1995, which represented 39.8 percent of total assets.

Other possible liquidity sources to meet cash requirements include federal funds purchased lines, the sale of loans, and anticipated increases in deposits. Substantially all of the Company's installment loans and leases are made on terms that require regular monthly repayments, which provides a regular flow of cash funds.

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

One way to measure the impact that future change in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. The Company's cumulative gap at June 30, 1995 for a three month and one year period was 77.3 percent and 116.0 percent, respectively.

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


Results of Operations - Quarter Ended June 30,1995

Net income for the three months ended June 30, 1995 was $1.0 million, or $0.38 per share, compared to $511 thousand, or $0.19 per share, for the same period in 1994. The increase in second quarter 1995 earnings is due to higher net interest margins and lower provisions for possible credit losses.

Net interest income increased $677 thousand in the three month period ended June 30, 1995 to $4.6 million compared to $3.9 million for the same period in 1994. The increase is due to higher yields on loans indexed to the prime lending rate, higher yields on federal funds sold and upward repricing upon reinvestment of the Company's relatively short-term investment portfolio. The higher yields on loans, federal funds sold and investment securities is a result of higher market rates of interest in the 1995 period as compared to 1994. While higher yields have been obtained on the Company's earning assets, the cost of funds on the deposits has not increased as rapidly. Additionally, lower volumes of interest-bearing liabilities funding the earning assets has further widened the net interest margin. The provision for loan and lease losses during the three months ended June 30, 1995 was $301 thousand compared to $751 in the same period in 1994.

This reduction was made based upon the Company's evaluation of the adequacy of its allowance for possible credit losses. The allowance for possible credit losses is established based upon an analysis providing specific allowances for loans that management has identified to have potential loss and general allowances for unidentified losses inherent in the portfolio. The general allowance is determined by segmenting the portfolio by risk rating and loan type with allowances established based upon historical losses in each portfolio segment. Additionally, consideration is given to loan type concentrations in the portfolio and the current and anticipated economic environment.

Other income for the second quarter ended June 30, 1995 was $1.0 million compared to $1.3 million for the 1994 period. This decline was due to lower service charges on deposit accounts due to fewer accounts and lower bankcard discounts.

Other expenses for the three months ended June 30, 1995 were $3.5 million, nearly flat with the same period in 1994. Salaries were approximately $100 thousand lower in the 1995 compared with 1994. While the Company's staffing levels were significantly lower in the 1995 period than 1994, the full impact is not reflected in the salary expense line item due to the application of Statement of Financial Accounting Standards No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS 91). After reengineering its lending process, the Company, as provided for under SFAS 91, reevaluated the direct costs of specific activities performed in originating loans, which are primarily salary expense. As a result of the lower costs associated with originating loans in the new process, a lower amount of loan fees collected is offset against salary expense and a larger amount is deferred and amortized into income over the estimated life of the loan.

Employee benefits for the three months ended June 30, 1995 were $451 thousand compared to $309 thousand in the 1994 period. This increase is due to higher accruals for incentives.


Results of Operations - Six Months Ended June 30, 1995

Net earnings for the six months ended June 30, 1995 were $1.9 million, or $0.70 per share, compared to $1.0 million, or $0.37 per share, for the first half in 1994.

The increase is due to wider margins and lower provisions for loan and lease losses.

Net interest income increased $1.2 million to $9.0 million for the six months ended June 30, 1995 compared to $7.8 million for the same period in 1994. Interest income increased $1.5 million in the 1995 period while interest expense on deposits and other borrowings increased only $300 thousand. The 1995 interest income was higher due to higher yields on loans, federal funds sold and investment securities as a result of higher market rates of interest and favorable repricing. The cost of deposits did not experience as large an increase during the 1995 period as compared to 1994. Additionally, a greater level of noninterest bearing deposits funded the earning assets in the first half of 1995.

The provision for loan and lease losses for the first six months of 1995 was $603 thousand compared to $1.4 million for the six months ended June 30, 1994. The decrease was based upon management's assessment of the adequacy of the allowance for possible credit losses as discussed above in the quarterly discussion.

Other increase decreased to $2.0 million for the six months ended June 30, 1995 compared to $2.4 million for the same period in 1994. This decrease is primarily due to lower bankcard discounts and lower gains on the sale of Small Business Administration-guaranteed (SBA) loans. The bank is retaining more of the SBA loans in 1995 as compared to 1994 as a result of a strategic decision.

Other expense was $100 thousand higher in the first half of 1995 totaling $7.1 million compared to $7.0 million for the same period in 1994. Salary expense was $200 thousand lower for the 1995 period compared to 1994 offset by a similar increase in employee benefits. While the Company's staffing levels were significantly lower in the 1995 period than 1994, the full impact is not reflected in the salary expense line item due to the application of Statement of Financial Accounting Standards No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS 91). After reengineering its lending process, the Company, as provided for under SFAS 91, reevaluated the direct costs of specific activities performed in originating loans, which are primarily salary expense. As a result of the lower costs associated with originating loans in the new process, a lower amount of loan fees collected is offset against salary expense and a larger amount is deferred and amortized into income over the estimated life of the loan.


Newly Issued Accounting Pronouncements

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used by an entity and assets to be disposed of. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Bank owns certain of its branch banking facilities. The Company expects to adopt the statement on January 1, 1996 and does not expect that the adoption of the statement will have a material impact on the Company's results of operations or financial position.

Part II.   Other Information

Items 1-3.

No reportable events.

Item 4.

On April 26, 1995 the Annual Meeting of Shareholders was held for the purpose of:

      a) Electing ten directors. The names of so elected and the number of votes set opposite their respective names were:

      Director           For        Withhold        Director          For       Withhold
------------------    ---------     --------     ---------------   ---------    --------
Michael B. Burns      1,910,559       5,093      Warren Finley     1,685,381     230,271
J.B. Crowell          1,910,323       5,329      Warren Fix        1,906,074       9,578
Lynne Pierson Doti    1,906,074       9,578      A.J. Sfingi       1,909,357       6,295
Raymond E. Dellerba   1,910,550       5,102      Donald F. Sodaro  1,910,559       5,093
Rolf J. Engen         1,910,306       5.346      George H.W        1,910,559       5,093


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



Item 5.  Other Information

On May 17, 1995 the Board of Directors declared a cash dividend of 8 cents per share payable July 3, 1995 to shareholders of record June 5, 1995.



Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

       (2)   Agreement and Plan of Reorganization and     Filed as an exhibit to the
             Merger dated as of May 22, 1995, by and      Registrant's Report on Form
             among Eldorado Bancorp, a California         8-K filed on June 30, 1995,
             corporation, Eldorado Bank, a California     which exhibit is incorporated
             state chartered bank, Mariners Bancorp, a    herein by reference.
             California corporation and Mariners Bank, a
             California state chartered bank.


      (27)   Financial Data Schedule.

(b)   Reports on Form 8-K

      On June 30, 1995, the Company filed a Current Report on Form 8-K in connection with the Company entering into a definitive merger agreement, which agreement was attached as an exhibit to the Report on Form 8-K.

                                   SIGNATURE



Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            Eldorado Bancorp
                                            -----------------------------
                                            (Registrant)





      August 11, 1995                       /s/  Raymond E. Dellerba
----------------------------                -----------------------------
      Date                                       Raymond E. Dellerba
                                                 Executive Vice President





      August 11, 1995                       /s/  David R. Brown
----------------------------                -----------------------------
      Date                                       David R. Brown
                                                 Executive Vice President
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)