Form 10-Q
period 1995-09-30
ELDORADO BANCORP
filed 1995-11-14
CIK 351991

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

                                   (Mark One)
  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                     September 30, 1995
                    ------------------------------------------------------------
                                       or
  [   ]  Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from ______________________ to _______________________

Commission File Number:                        1-9709
                        --------------------------------------------------------

                               ELDORADO BANCORP
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          CALIFORNIA                                           95-3642383
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

17752 EAST SEVENTEENTH STREET, TUSTIN, CALIFORNIA                 92680
--------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)


                                (714)  798-1100
--------------------------------------------------------------------------------
              Registrant's telephone number, including area code)

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

                     [     ]   Yes             [     ]   No

There were 2,762,008 shares of common stock for the registrant outstanding as of September 30, 1995.

Part I.  Financial Information
Item I.  Financial Statements

                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)

       ASSETS                                                                    September 30, 1995        December 31, 1994
                                                                                 ------------------        -----------------
       Cash and due from banks                                                        $ 24,641                  $ 23,950
       Investment securities available-for-sale                                         79,709                    86,107
       Investment securities held-to-maturity                                            5,089                       586
       Federal funds sold                                                               10,300                     9,000
       Commercial loans held for sale                                                    3,029                     3,274
       Loans and direct lease financing                                                176,624                   171,874
       Less allowance for possible credit losses                                         5,752                     5,564
                                                                                      --------                  --------

                        Net loans and direct lease financing                           170,872                   166,310

       Deferred income taxes                                                               250                       696
       Premises and equipment, net                                                       7,415                     7,433
       Accrued interest receivable and other assets                                      7,227                     5,693
       Other real estate owned                                                           2,036                       973
                                                                                      --------                  --------

                                                                                      $310,568                  $304,022
                                                                                      ========                  ========

       Investment securities held-to maturity - approximate market value                 5,138                       562
                                                                                      ========                  ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

       Liabilities
         Deposits
                Demand, non-interest bearing                                          $ 85,288                  $ 79,347
                Savings and money market                                               130,568                   145,958
                Time certificates under $100,000                                        29,443                    23,102
                Time certificates of $100,000 or more                                   24,486                    22,919
                                                                                      --------                  --------

                        Total deposits                                                 269,785                   271,326

       Other liabilities                                                                 3,059                     2,572
       Federal funds purchased                                                           5,488                     1,030
                                                                                      --------                  --------

                        Total liabilities                                             $278,332                  $274,928

       Shareholders' equity
         Preferred stock, no par value;
                authorized 5,000 shares, none issued                                       ---                       ---
         Common stock, no par value;
                authorized 12,500,000 shares, issued and
                outstanding 2,762,008 shares in 1995 and
                2,756,728 shares in 1994                                                17,506                    17,462
       Retained earnings                                                                14,428                    11,977
       Securities valuation allowance, net                                                 302                      (345)
                                                                                      --------                  --------
                                                                                        32,236                    29,094
                                                                                      --------                  --------
                        Total shareholders' equity and liabilities                    $310,568                  $304,022
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


                                                                Three Months Ended                Nine Months Ended
                                                                   September 30                      September 30
                                                             ------------------------           ----------------------
                                                                1995           1994                1995         1994
Interest Income
        Loans                                                  $ 4,454        $ 4,166            $ 12,914     $ 12,045
        Investment securities                                    1,376            977               3,956        2,588
        Interest bearing deposits with banks                         0              1                   0           10
        Federal funds sold                                         188            241                 644          665
        Direct lease financing                                      25             51                  96          184
                                                               -------        -------            --------     --------
                                                                 6,043          5,436              17,610       15,492
Interest Expense
        Savings, NOW and money market deposits                     656            781               2,088        2,331
        Time deposits of $100,000 or more                          325            171                 819          535
        Time deposits under $100,000                               375            191                 924          575
        Other                                                       86              2                 216            4
                                                               -------        -------            --------     --------
          Total interest expense                                 1,442          1,145               4,047        3,445
                                                               -------        -------            --------     --------
        Net interest income                                      4,601          4,291              13,563       12,047

Provision for loan lease losses                                    152            302                 755        1,705
                                                               -------        -------            --------     --------
        Net interest income after provision
          for loan and lease losses                              4,449          3,989              12,808       10,342

Other Income
        Service charges on deposit accounts                        493            558               1,524        1,581
        Loan servicing income                                      210            213                 639          670
        Bank card discounts                                         36            197                 372          618
        Gain on sale of SBA loans                                   14            (36)                  4          151
        Investment security gains (losses)                          50             (1)                 48          (51)
        Other                                                      163            190                 417          537
                                                               -------        -------            --------     --------
                                                                   966          1,121               3,004        3,506
Other Expense
        Salaries                                                 1,079          1,063               3,228        3,251
        Employee benefits                                          485            511               1,506        1,505
        Net occupancy of bank premises                             401            391               1,163        1,133
        Furniture and equipment expense                            214            220                 658          616
        Other real estate owned writedowns/expense                  24            274                 125          286
        Other                                                    1,174          1,354               3,830        4,059
                                                               -------        -------            --------     --------
                                                                 3,377          3,813              10,510       10,850
                                                               -------        -------            --------     --------

Earnings before taxes                                            2,038          1,297               5,302        2,998

Income Taxes                                                       842            529               2,189        1,216
                                                               -------        -------            --------     --------

        Net Earnings                                           $ 1,196        $   768            $  3,113     $  1,782
                                                               =======        =======            ========     ========

Earnings per common share                                      $   .43        $   .28            $   1.13     $    .65
                                                               =======        =======            ========     ========

Weighted average common shares outstanding                   2,760,543      2,753,755           2,758,221    2,752,994

Part I.  Financial Information
Item I.  Financial Statements (continued)

                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                                                        Nine Months Ended        Nine Months Ended
                                                                                       September 30, 1995       September 30, 1994
                                                                                       ------------------       ------------------


         Cash Flows from operating activities:

           Net earnings                                                                     $  3,113                $  1,782
           Adjustments to reconcile net earnings
             to net cash provided by operating activities:
                 Depreciation and amortization                                                   638                     783
                 Amortization of goodwill                                                         83                      82
                 Provision for possible credit losses                                            755                   1,703
                 Provision for possible losses on other real estate owned                         58                      29
                 (Gain) loss on sale of SBA loans                                                 (4)                   (151)
                 (Gain) loss on sale of securities available-for-sale                            (48)                     51
                 Amortization of deferred income, costs, discounts and fees                      (58)                   (377)
                 Loan fees collected                                                             259                     466
                 (Gain) loss on sale of other real estate owned                                  (51)                    194
                 (Increase) decrease in market value of securities                            (1,091)                     92
                 Unrealized  gain (loss) on securities, net of tax                               647                     (55)
                 (Gain) loss on sale of premises and equipment                                    (6)                      7

         Change in assets and liabilities net of effects from acquisitions of banks:

                 (Increase) decrease in accrued interest receivable                             (963)                   (148)
                 (Increase) decrease in other assets/current tax
                   receivable and other real estate owned                                     (2,391)                    221
                 Increase (decrease) in other liabilities                                        487                     378
                 (Increase) decrease in deferred income taxes                                    446                     (37)
                                                                                            --------                --------
                          Total adjustments                                                   (1,239)                  3,238
                                                                                            --------                --------
                          Net cash provided by operating activities                            1,874                   5,020

         Cash flows from investing activities:

                 Proceeds from maturity of securities available-for-sale                      68,910                  59,458
                 Proceeds from sale of securities available-for-sale                             569                   2,223
                 Purchase of securities available-for-sale                                   (61,962)                (77,108)
                 Purchase of securities held-to-maturity                                      (4,503)                   (585)
                 Net (increase) decrease in interest bearing deposits with banks                 ---                     495
                 Net (increase) decrease in loans and leases                                  (5,518)                 21,047
                 Purchases of premises and equipment                                            (599)                 (1,142)
                 Proceeds from sale of other real estate owned                                   667                   3,090
                 Proceeds from sale of loans                                                   1,732                   3,524
                 Net (increase) decrease in commercial loans held for sale                    (1,483)                 (2,841)
                 Proceeds from sale of premises and equipment                                      5                      12
                 Purchase of loans                                                               ---                 (11,665)
                                                                                            --------                --------
                          Net cash used in investing activities                             $ (2,182)               $ (3,492)
                                                                                            --------                --------

Part I.  Financial Information
Item I.  Financial Statements (continued)


                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                                                        Nine Months Ended        Nine Months Ended
                                                                                       September 30, 1995        September 30, 1994
                                                                                       ------------------       -------------------
         Cash Flows from operating activities:

                 Net increase (decrease) in deposits                                         $(1,541)               $(13,037)
                 Net increase (decrease) in federal funds purchased                            4,458                    (788)
                 Dividends paid                                                                 (662)                   (220)
                 Proceeds from stock options exercised                                            44                      34
                                                                                             -------                --------
                          Net cash provided by financing activities                            2,299                 (14,011)
                                                                                             -------                --------

         Increase (decrease) in cash and cash equivalents                                      1,991                 (12,483)

         Cash and cash equivalents at beginning of year                                       32,950                  60,803

         Cash and cash equivalents at September 30                                           $34,941                $ 48,320
                                                                                             =======                ========

Part I.  Financial Information
Item I.  Financial Statements (continued)


                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For nine months ended September 30, 1995
                                      and
               For years ended December 31, 1994, 1993, and 1992
                                  (Unaudited)




                                                       Securities                                                Total
                                                      Common Stock           Valuation          Retained     Shareholders'
                                                   Shares      Amount      Allowance, Net       Earnings        Equity
 ------------------------------------------      -----------------------   --------------      -----------    ------------
 Balance, December 31, 1992                      2,745,634   $17,400,000             ---       $11,810,000     $29,210,000

 Cash dividends declared ($0.08 per share)             ---           ---             ---          (221,000)       (221,000)
 Stock options exercised (note 8)                   12,621        86,000             ---               ---          86,000
 Stock repurchased and canceled                     (6,000)      (59,000)            ---               ---         (59,000)
 Net loss                                              ---           ---             ---        (1,727,000)     (1,727,000)

 ------------------------------------------      -----------------------     -----------       -----------     -----------
 Balance, December 31, 1993                      2,752,255    17,427,000             ---         9,862,000      27,289,000

 Net unrealized holding gain on securities
   available-for-sale as of January 1, 1994            ---           ---     $ 1,179,000               ---       1,179,000
 Cash dividends declared ($0.16 per share)             ---           ---             ---          (441,000)       (441,000)
 Stock options exercised (note 8)                    4,473        35,000             ---               ---          35,000
 Change in securities valuation allowance,
 net                                                   ---           ---      (1,524,000)              ---      (1,524,000)
 Net earnings                                          ---           ---             ---         2,556,000       2,556,000

 ------------------------------------------      -----------------------     -----------       -----------     -----------
 Balance, December 31, 1994                      2,756,728   $17,462,000     $  (345,000)      $11,977,000     $29,094,000

 Stock options exercised                             5,280        44,000             ---               ---          44,000
 Cash dividends declare ($0.24per share)               ---           ---             ---          (662,000)       (662,000)
 Change in securities valuation allowance,
 net                                                   ---           ---         647,000               ---         647,000
 Net earnings                                          ---           ---             ---         3,113,000       3,113,000

 ------------------------------------------      -----------------------     -----------       -----------     -----------
 Balance, September 30, 1995                     2,762,008   $17,506,000     $   302,000       $14,428,000     $32,236,000
 ------------------------------------------      -----------------------     -----------       -----------     -----------

Part I.  Financial Information
Item I.  Financial Statements (continued)


                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank
                   NOTE OF CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


                            ------------------------

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

Part I.    Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Financial Condition

Total assets at September 30, 1995 were $310.6 million compared to $304.0 million at December 31, 1994. The increase in total assets was primarily due to an increase in federal funds purchased largely deployed into loans.

Investment securities available-for-sale declined to $79.7 million at September 30, 1995 from $86.1 million at December 31, 1994 due to maturities in the relatively short-term portfolio. Investment securities held-to-maturity increased to $5.1 million at September 30, 1995 from $586 thousand at year end 1994 due to the purchase of securities classified in this category since year end.

The following table summarizes the components of total gross loans outstanding in each category at the date indicated (in thousands):


                                           Septem-
                                            ber 30,                                 December 31,
                                           --------          -----------------------------------------------------------
                                             1995              1994         1993         1992        1991         1990
                                           --------          --------     --------     --------    --------     --------
LOANS
Commercial, Secured and Unsecured          $ 77,153          $ 66,987     $ 66,987     $ 74,603    $ 83,937     $ 74,377
Interim Construction                             --             4,789        4,789       21,595      28,770       31,165
Real Estate                                  77,762            78,607       78,607       90,985      98,373       68,366
Installment                                  19,685            18,945       18,945       21,374      28,229       28,927
Credit Card                                   1,229             1,298        1,298        1,456       1,491        1,422
Lease Financing                                 899             1,286        1,286        3,515       3,853        4,351
Less: Unearned Income                          (104)              (38)         (38)        (739)     (1,208)      (1,888)
                                           --------          --------     --------     --------    --------     --------
    Total Gross Loans                      $176,624          $171,874     $182,465     $212,789    $243,445     $206,720


Total gross loans increased to $176.6 million at September 30, 1995 from $171.9 million at December 31, 1994 due to increased demand in the commercial loan sector. The Company had experienced declining loan balances from 1991 to 1994 largely due to more stringent underwriting criteria, fewer borrowers in the recessionary environment meeting the underwriting criteria, loan payoffs and reduced demand for new credit as a result of a lower level of economic activity. Additionally, the Company eliminated its interim construction lending department in order to reduce its exposure to the real estate market during the recession.

The following tables show the maturities of loans and their sensitivities to changes in interest rates at December 31, 1994. Lease financing is not included in this table:

                                             Due in           Due after
                                            One Year         One Year to         Due after
                                            Or Less          Five Years          Five Years          Total
                                            --------         -----------         ----------         --------
Commercial, Secured and Unsecured           $ 51,358           $12,264             $3,365           $ 66,987
Interim Construction                           3,672               877                240              4,789
Real Estate                                   60,713            14,392              3,502             78,607
Installment                                   14,525             3,468                952             18,945
Credit Card                                    1,298                 0                  0              1,298
                                            --------           -------             ------           --------
                                            $131,566           $31,001             $8,059           $170,626
                                            ========           =======             ======           ========


                                                                               Maturing
                                                               Within            After
                                                             One Year          One Year            Total
                                                             ---------------------------------------------
Loans with Predetermined Interest Rates                       $42,305           $17,146            $59,451
Loans with Floating or Adjustable Interest Rates               89,261            21,914            111,175


The following table provides information with respect to the components of the Company's nonperforming assets at the dates indicated (amounts in thousands):


                                              SEPTEM-                        DECEMBER 31,
                                              BER 30,   -------------------------------------------------------
                                               1995      1994        1993         1992       1991        1990
                                              ------    -------     -------      -------    -------     -------
Non-Accrual Loans (1)                         $2,287    $ 3,161     $ 2,092      $ 2,927    $ 8,364     $ 6,108
Loans More Than 90 Days Past Due                  17        246          56          361        349          74
Troubled Debt Restructured (2)                 6,651      7,069       1,431           --         --          --
                                              ------    -------     -------      -------    -------     -------
Total Nonperforming Loans                     $8,955    $10,476     $ 3,579      $ 3,288    $ 8,713     $ 6,182
                                              ======    =======     =======      =======    =======     =======

(1) Reflects loans for which there has been no payment of interest and/or principal due for 90 days or more. Ordinarily, the accrual of interest ceases when no payment of interest or principal has been made for 90 days or if the Company has reason to believe that continued payment of interest and principal is unlikely. Accrued interest, if any, is reversed at the time such loans are placed on nonaccrual status. If these loans had be current throughout their terms, interest and fees on loans would have increased by approximately $55,000 for the nine months ended September 30, 1995 and $144,000, $108,000, $103,000,
$166,000, and $157,000, for 11994, 1993, 1992, 1991, and 1990, respectively.

(2) Troubled debt restructured loans consist primarily of loans for which the interest rate was reduced or the interest payment provisions were modified because of the inability of the borrower to service the obligation under the original terms of the agreement. Income is accrued at the lower effective rate so long as the borrower is current under the revised terms and conditions of the agreement. Under the original terms of the restructured loans, interest earned would have totaled approximately $723 thousand for the nine months ended September 30, 1995. Under the restructured terms, interest income recorded amounted to $608 thousand for the nine months ended September 30, 1995.

At September 30, 1995, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $1.8 million. At September 30, 1995, the allowance for possible credit losses determined in accordance with the provisions of SFAS 114, related to loans considered to be impaired under SFAS 114 totaled $133 thousand. The carrying value of loans considered impaired under SFAS 114 for which there is no related allowance for possible credit losses was zero at September 30, 1995. The average recorded investment in impaired loans during the six months ended September 30, 1995 was approximately $2.8 million. For the six months ended September 30, 1995, the Company recognized interest income on those impaired loans of $118 thousand, all of which was recognized using the cash basis method of income.

The following table summarizes, for the periods indicated, changes in the allowance for possible credit losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for possible credit losses (amounts in thousands):


                                           FOR THE NINE
                                           MONTHS ENDED                 FOR THE YEAR ENDED DECEMBER 31,
                                           SEPTEMBER 30,                -------------------------------
                                               1995          1994         1993       1992        1991        1990
                                              ------        ------       ------     ------      ------      ------
ALLOWANCE FOR POSSIBLE CREDIT
LOSSES:
Balance at Beginning of Period                $5,564         $4,740      $3,530      $3,757      $2,656      $2,448
Actual Charge-offs:
    Commercial                                   311            570         502         574         406         308
    Credit Cards                                  35             36          35          66          48          30
    Consumer                                     118            151          98         494         307         279
    Real Estate                                  444            720       1,867         883           0         333
    Direct Lease Financing                         5             97          32          60          21           4
                                              ------         ------      ------      ------      ------      ------
Total Charge-Offs                                913          1,574       2,534       2,077         782         954
                                              ------         ------      ------      ------      ------      ------
Less Recoveries:
    Commercial                                   129            118          27          54          61         250
    Credit Cards                                   8             13          21           5           8           1
    Consumer                                      37             30         116          50          60          87
    Real Estate                                  172              0          11           0           0           0
    Direct Lease Financing                         0              8           3           6           0           0
                                              ------         ------      ------      ------      ------      ------
Total Recoveries                                  33            169         168         115         129         338
                                              ------         ------      ------      ------      ------      ------
Net Loans Charged Off                            346          1,045       2,366       1,962         653         616

Provision for Credit Losses                      755          2,006       3,576       1,735       1,159         824
                                              ------         ------      ------      ------      ------      ------

Changes Incident to Acquisition of               ---            223         ---         ---         ---         ---
Loans

Balance at End of Period                      $5,752         $5,564      $4,740      $3,530      $3,757      $2,656
                                              ======         ======      ======      ======      ======      ======
RATIOS:
Net Loans Charged Off to Average                0.44%          0.79%       1.22%       0.84%       0.30%       0.29%
Loans
Allowance for Credit Losses to Total            3.20%          3.24%       2.60%       1.66%
Gross Loans                                                                                        1.54%       1.28%
Allowance for Credit Losses to Non                           155.81%     226.58%      48.22%      43.11%      42.96%
Performing Loans                              249.65%

The allowance for possible credit losses is established by a provision for possible credit losses charged against current period income. Loans and leases are charged against the allowance for possible credit losses when management believes that the collectibility of principal is unlikely. The allowance for possible credit losses is established based upon an analysis providing specific allowances for loans that management has identified to have potential loss and general allowances for unidentified losses inherent in the portfolio. The general allowance is determined by segmenting the portfolio by risk rating and loan type with allowances established based upon historical losses in each portfolio segment. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality; loan concentrations; specific problem loans, leases and commitments; and current and anticipated economic conditions that may affect the borrowers' ability to pay.

Management believes that the allowance for possible credit losses is adequate. While management uses available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions. In addition, both Federal and state regulators, as an integral part of their examination process, periodically review the Bank's allowance for possible credit losses and may recommend additions based upon their evaluation of the portfolio at the time of their examination.

The risk of nonpayment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment, and ultimately, the credit worthiness of the borrower. In order to minimize this credit risk, the Bank has established lending limits for each of its officers having lending authority, in each case based upon the officer's experience level and prior performance. Whenever a proposed loan by itself, or when aggregated with outstanding extensions of credit to the same borrower, exceeds the officer's lending limits, the loan must be approved by the Bank's Chairman, President or Executive Vice President/Chief Credit Officer or by the Bank's loan committee, depending upon the dollar amount involved. The loan committee is comprised of two directors and four members of the Bank's senior management. In addition, each loan officer has primary responsibilities to conduct credit documentation reviews of all loans made by that officer.

Furthermore, the Bank also maintains a program of periodic review of all existing loans and employs a specialist who reviews loans over a certain dollar amount and grades these loans based upon the dollar amount and credit worthiness using a grading system. Loans are graded from "one" to "eight" depending on credit quality, with "grade one" representing a prime loan with a definite and reliable repayment program based upon liquid collateral with adequate margin or supported by a strong up-to-date financial statement. Problem or substandard loans identified in the review process are scheduled for remedial action, and where appropriate, allowances are established for such loans. Periodically, an outside loan review consultant further reviews loans for credit quality. Additionally, the Bank is examined regularly by the FDIC and California State Banking Department at which time a further review of loans is conducted.

The Company has allocated the allowance for credit losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the following table:

                        For the Nine
                        Months Ended                                 For the Year Ended December 31,
                     September 30, 1995      1994              1993              1992              1991              1990
                     ------------------      ----              ----              ----              ----              ----
                      Amount   Percent  Amount   Percent  Amount   Percent  Amount   Percent  Amount   Percent  Amount   Percent
                      ------   -------  ------   -------  ------   -------  ------   -------  ------   -------  ------   -------
Commercial, Secured     $2,515   43.7%    $2,281   39.0%    $2,164   37.1%    $1,715   35.1%    $1,296   34.5%    $1,020   36.0%

and Unsecured
Interim Construction       ---    ---        310    2.8        325    7.1        440   10.1        443   11.8        385   15.1
Real Estate              2,530   44.0      2,597   45.7      1,780   43.9      1,091   42.8      1,518   40.4        845   33.0
Installment                638  11.10        271   11.0        334    9.8        245   10.0        428   11.4        345   13.5
Credit Card                 40    0.7         52    0.8        101    0.8         11    0.7         23    0.6         18    0.7
Lease Financing             29    0.5         53    0.7         36    1.3         28    1.3         49    1.3         43    1.7
                        ------  ------    ------  ------    ------  ------    ------  ------    ------  ------    ------  ------


Total                   $5,752  100.0%    $5,564  100.0%    $4,740  100.0%    $3,530  100.0%    $3,757  100.0%    $2,656  100.0%
                        ======  ======    ======  ======    ======  ======    ======  ======    ======  ======    ======  ======


Other real estate owned increase to $2.1 million at September 30, 1995 from $973 thousand at December 31, 1994 reflecting the foreclosure of real estate properties in satisfaction of certain loans.

Total deposits declined $1.5 million at September 30, 1995 to $269.8 million compared to $271.3 million at year end 1994, however, there was a significant change in the mix of deposits. Noninterest bearing demand deposits grew $5.9 million to $85.3 million at September 30, 1995 from December 31, 1994. This was offset by a decline in savings and money market deposits of $15.4 million to $130.6 million at September 30, 1995 from $146.0 million at December 31, 1994. Time certificates of deposit under $100,000 increased $6.3 million during the first nine months of 1995 and time certificates of deposit of $100,000 or more increased $1.6 million during this same period.

Federal funds purchase increased $4.5 million to $5.5 million at September 30, 1995 compared to December 31, 1994. The Company purchases federal funds from one of its financial institution customers as an accommodation.

Total shareholders' equity increased $3.1 million during the nine months ended September 30, 1995 primarily due to an increase in retained earnings and also due to an increase of $647 thousand in the net securities valuation allowance. The increase in the net securities valuation allowance reflects the overall downward trend in capital market interest rates since year end combined with favorable repricing upon maturity of the relatively short-term securities portfolio available-for-sale.

Liquidity and Interest Sensitivity

In order to meet periodic increases in loan demand, potential deposit withdrawals and maturities of short-term, large time certificates of deposit, the Company maintains short-term fund sources. These include cash on hand and on deposit with correspondent banks; "federal funds sold", which are essentially demand loans to other banks; and investments in marketable securities available-for-sale. Such cash and near-cash items, marketable securities available-for-sale and short-term investments totaled $114.7 million at September 30, 1995, which represented 36.9 percent of total assets.

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

One way to measure the impact that future change in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. The Company's cumulative gap at September 30, 1995 for a three month and one year period was 74 percent and 110 percent, respectively.

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

Results of Operations - Quarter Ended September 30, 1995

Net income for the three months ended September 30, 1995 was $1.2 million, or $0.43 per share, compared to $768 thousand, or $0.28 per share, for the same period in 1994. The increase in third quarter 1995 earnings is due to higher net interest margins, lower provisions for possible credit losses and lower noninterest expenses.

Net interest income increased $310 thousand in the three month period ended September 30, 1995 to $4.6 million compared to $4.3 million for the same period in 1994. The increase is due to higher yields on loans indexed to the prime lending rate, higher yields on federal funds sold and upward repricing upon reinvestment of the Company's relatively short-term investment portfolio. The higher yields on loans, federal funds sold and investment securities is a result of higher market rates of interest in the 1995 period as compared to 1994. While higher yields have been obtained on the Company's earning assets, the cost of funds on the deposits has not increased as rapidly. Additionally, lower volumes of interest-bearing liabilities funding the earning assets has further widened the net interest margin.

The provision for loan and lease losses during the three months ended September 30, 1995 was $152 thousand compared to $302 in the same period in 1994. This reduction was made based upon the Company's evaluation of the adequacy of its allowance for possible credit losses. The allowance for possible credit losses is established based upon an analysis providing specific allowances for loans that management has identified to have potential loss and general allowances for unidentified losses inherent in the portfolio. The general allowance is determined by segmenting the portfolio by risk rating and loan type with allowances established based upon historical losses in each portfolio segment. Additionally, consideration is given to loan type concentrations in the portfolio and the current and anticipated economic environment.

Other income for the third quarter ended September 30, 1995 was $1.0 million compared to $1.1 million for the 1994 period. This decline was due to lower service charges on deposit accounts due to fewer accounts and lower bankcard discounts.

Other expenses for the three months ended September 30, 1995 were $3.4 million compared to $3.8 million for the same period in 1994. Salaries were nearly flat in the 1995 period compared with 1994. While the Company's staffing levels were significantly lower in the 1995 period than 1994, the full impact is not reflected in the salary expense line item due to the application of Statement of Financial Accounting Standards No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). After reengineering its lending process, the Company, as provided for under SFAS 91, reevaluated the direct costs of specific activities performed in originating loans, which are primarily salary expense. As a result of the lower costs associated with originating loans in the new process, a lower amount of loan fees collected is offset against salary expense and a larger amount is deferred and amortized into income over the estimated life of the loan.

Other real estate owned writedowns and expenses were $24 thousand in the third quarter of 1995 compared to $274 thousand for the same quarter last year. Additionally, other miscellaneous expenses were down in the 1995 period.


Results of Operations - Nine Months Ended September 30, 1995

Net earnings for the nine months ended September 30, 1995 were $3.1 million, or $1.13 per share, compared to $1.8 million, or $0.65 per share, for the first nine months in 1994. The increase is due to wider interest margins and lower provisions for loan and lease losses.

Net interest income increased $1.5 million to $13.6 million for the nine months ended September 30, 1995 compared to $12.0 million for the same period in 1994. Interest income increased $2.1 million in the 1995 period while interest expense on deposits and other borrowings increased only $602 thousand. The 1995 interest income was higher due to higher yields on loans, federal funds sold and investment securities as a result of higher market rates of interest and favorable repricing. The cost of deposits did not experience as large an increase during the 1995 period as compared to 1994. Additionally, a greater level of noninterest bearing deposits funded the earning assets in the first nine months of 1995.

The provision for loan and lease losses for the first nine months of 1995 was $755 thousand compared to $1.7 million for the nine months ended September 30, 1994. The decrease was based upon management's assessment of the adequacy of the allowance for possible credit losses as discussed above in the quarterly discussion.

Other income decreased to $3.0 million for the nine months ended September 30, 1995 compared to $3.5 million for the same period in 1994. This decrease is primarily due to lower bankcard discounts and lower gains on the sale of Small Business Administration-guaranteed (SBA) loans. The bank is retaining more of the SBA loans in 1995 as compared to 1994 as a result of a strategic decision.

Other expense was $340 thousand lower in the first nine months of 1995 totaling $10.5 million compared to $10.9 million for the same period in 1994. Salary expense and employee benefit expense was flat for the 1995 period compared to 1994. While the Company's staffing levels were significantly lower in the 1995 period than 1994, the full impact is not reflected in the salary expense line item due to the application of Statement of Financial Accounting Standards No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). After reengineering its lending process, the Company, as provided for under SFAS 91, reevaluated the direct costs of specific activities performed in originating loans, which are primarily salary expense. As a result of the lower costs associated with originating loans in the new process, a lower amount of loan fees collected is offset against salary expense and a larger amount is deferred and amortized into income over the estimated life of the loan.

Other real estate owned writedowns and expenses were $125 thousand and $286
thousand for the nine months ended September 30, 1995, respectively.   Other
miscellaneous expenses were $3.8 million for the first nine months of 1995 compared to $4.1 million for the same period in 1994.

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

Part II.

Items 1 - 4.

No reportable events.


Item 5.   Other Information

On August 16, 1995 the Board of Directors declared a cash dividend of 8 cents per share payable October 2, 1995 to Shareholders of record September 4, 1995.


Item 6.   Exhibits and Reports on Form 8-K

          -  Exhibits

             (27) Financial Data Schedule.

          -  Reports on Form 8-K

              (1) None.

                                   SIGNATURE



Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         Eldorado Bancorp
                                         ---------------------------------
                                         (Registrant)





       November 13, 1995                 /s/ RAYMOND E. DELLERBA
-------------------------------          ---------------------------------
          Date                           Raymond E. Dellerba
                                         President
                                         Chief Operating Officer





       November 13, 1995                 /s/ DAVID R. BROWN
---------------------------------        ---------------------------------
          Date                           David R. Brown
                                         Executive Vice President
                                         Chief Financial Officer