Form 10-K
period 1995-12-31
ELDORADO BANCORP
filed 1996-04-01
CIK 351991

                 FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            (As last amended in Rel. No. 34-31905, effective 10/26/93

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      (Fee Required)

      For the fiscal year ended       DECEMBER 31, 1995

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      (Fee Required)

      For the transition period from                   to

Commission File Number                               1-9709

                                ELDORADO BANCORP
(Exact name of registrant as specified in its charter)

         CALIFORNIA                                       95-3642383
(State or other jurisdiction of             (IRS employer identification number)
incorporation or organization)

         17752 EAST SEVENTEENTH STREET     TUSTIN, CALIFORNIA       92680
(Address of principal executive offices)

Registrant's telephone number, including area code         714  798-1100

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange on
      Title of Each Class                               which Registered

            COMMON                                  AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      /X/  Yes      / /  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.
                                                     / /  Yes

As of February 29, 1996, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $44,727,300.

3,763,280 shares of Common Stock were outstanding at February 29, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of 1995 Annual Report to Shareholders                   Parts II & IV
Definitive Proxy Statement dated March 29, 1996                  Part III

                                     PART I

Item 1.  BUSINESS

Eldorado Bancorp (the "Company" or "EB") is a California corporation organized in January, 1981 and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. EB's primary asset is the capital stock of Eldorado Bank (the "Bank"), and the business of the Bank is carried on as a wholly-owned subsidiary of EB.

EB has no subsidiary or affiliated business other than the Bank. EB may, in the future, however, consider acquiring or establishing businesses engaged in non-banking activities as permitted under Federal Reserve Board regulations. EB has not as yet established any specific plans to enter into any of the permitted non-banking activities and neither EB nor the Bank is involved in any negotiations for the acquisition of any such business.

Unless otherwise indicated, all information herein is as of December 31, 1995.

The Bank

The Bank was incorporated under the laws of the State of California on February 3, 1972, and was licensed by the California State Banking Department and commenced operations as a California state chartered bank on May 1, 1972. The Bank's accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is not a member of the Federal Reserve System. The Bank currently operates a total of eleven banking offices in Southern California.

The Bank's original banking and its headquarters office is located in Tustin, California, approximately 35 miles south of Los Angeles. The Bank also operates one banking office in Laguna Hills, California, a residential community in southern Orange County approximately 50 miles south of Los Angeles, one banking office in San Bernardino, which is located approximately 59 miles east of Los Angeles, and one banking office each in Indio and Palm Desert, which are located approximately 115 miles east of Los Angeles. The Bank's expansion into the Indio and Palm Desert area was accomplished through the merger of the Bank of Indio, a California state chartered bank, with and into the Bank in April, 1982. The Bank's expansion into San Bernardino occurred with the acquisition of American Security Bank on August 29, 1980. On March 3, 1988 the Company acquired American Merchant Bank, which was then merged into the Bank on May 23, 1988. This further broadened the Bank's base in Orange County with the addition of offices in the cities of Orange, Huntington Beach and Newport Beach. In 1992, the Bank relocated the Newport Beach branch to a nearby office in the Orange County Airport community in Irvine. The Bank further expanded into South Orange County with the acquisition of Bank of San Clemente on October 4, 1991. This acquisition included two branches in San Clemente, which is located approximately 65 miles south of Los Angeles. On October 20, 1995, the bank acquired all the voting shares of Mariners Bancorp. Mariners Bancorp and its wholly-owned subsidiary, Mariners Bank, were merged with and into Eldorado Bank. Mariners Bank was headquartered in San Clemente, California and operated its head office in that city and two branch banking offices in San Juan Capistrano and Monarch Beach. Eldorado Bank consolidated its two branch banking offices in San Clemente into the former Mariners Bank branch banking offices.

Services Provided by Eldorado Bank

The Bank's organization and operations have been designed to meet the banking needs of individuals and small to medium-sized businesses located in the areas of Orange, San Bernardino and Riverside counties of California, in which the Bank conducts its operations. The Bank's commitment to provide convenience banking and a complete range of personalized services is evidenced by early evening hours and Saturday banking hours at some locations, drive-up facilities and automatic teller machines at its banking offices, innovative professional programs, and departmentalized service centers.

The Bank offers a full range of commercial banking services including the acceptance of checking and savings deposits, the making of commercial loans, various types of consumer loans and real estate loans, and provision of safe deposit, collection, travelers' checks, notary public and other customary non-deposit banking services. The Bank also provides lease financing of automobiles and other equipment. The Bank is a card issuing bank for MasterCard and Visa and merchant depository for MasterCard and Visa drafts, enabling merchants to deposit both types of drafts with the Bank. The Bank also offers special services to senior citizens, who constitute an important segment of the population in the Bank's service area.

Deposits of Eldorado Bank

As of December 31, 1995, the Bank had 9,192 accounts representing approximately $99,770,000 in total demand deposits with an average balance of $10,854 and 14,241 accounts representing approximately $233,508,000 in savings and time deposits with an average savings account balance of $7,399, an average NOW account balance of $10,947, an average money market account balance of $30,798 and an average time account balance of $26,629. Of the total deposits at December 31, 1995, $8,958,000 were municipal and other governmental deposits, comprised of demand, savings and time deposits, and $32,092,000 (including $7,500,000 of municipal and governmental deposits) were in the form of certificates of deposit in denominations equal to or greater than $100,000. During the twelve months ended December 31, 1995, including the deposits acquired in the acquisition of Mariners Bancorp, total demand deposits increased approximately $20,423,000 (25.7%) and total savings, NOW, money market and time deposits increased approximately $41,529,000 (21.6%) representing a $11,924,000 increase in savings, NOW and money market deposits and a $29,605,000 increase in time deposits.

The Bank is not dependent on a single or a few customers for its deposits, most of which are obtained from individuals and small to medium-sized businesses. This results in relatively small average deposit balances, which makes the Bank less subject to adverse effects from the loss of a substantial depositor. At December 31, 1995, no individual, corporate or public depositor accounted for as much as 5.0% of the Bank's total deposits and the accounts of the five largest depositors represented only 5.0% of total deposits.

Distribution of Assets, Liabilities and Stockholders' Equity: Interest Rates and Interest Differential

The following table presents, for the periods indicated, the distribution of average assets, liabilities and shareholders' equity, as well as the total dollar amounts of interest income from average interest-bearings assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed in both dollars and rates. Nonaccrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded:

                                                                                December 31
                                        -------------------------------------------------------------------------------------------
                                                    1995                           1994                             1993
                                        -------------------------------------------------------------------------------------------
                                        Average             Average   Average                Average    Average             Average
                                        Balance   Interest   Rate     Balance    Interest     Rate      Balance   Interest   Rate
                                        -------------------------------------------------------------------------------------------
                                                (Dollar in thousands, interest and rates on taxable equivalent basis) (1)

Assets

Interest-Earning Assets:

    Investment securities               $ 86,012  $ 5,438     6.32%   $ 75,592   $ 3,774      4.99%     $44,905   $ 2,737      6.10%
    Federal funds sold                    14,347      846     5.90      22,467       905      4.03       46,441     1,385      2.98
    Other earning assets                     978      122    12.48       1,754       227     12.94        2,655       309     11.64
    Loans (2)                            183,087   18,605    10.16     177,111    16,183      9.14      191,182    17,265      9.03
                                        --------------------------    ----------------------------    -----------------------------
       Total interest-earning assets     284,424   25,011     8.79%    276,924    21,089      7.62%    285,183     21,696      7.61%

Total non interest-earning assets         34,305                        36,641                          41,449
                                        --------                      --------                        --------
    Total assets                        $318,729                      $313,565                        $326,632
                                        ========                      ========                        ========

Liabilities and Shareholders' Equity

Interest-Bearing Liabilities:
    Savings, NOW and money market       $141,397  $ 2,875     2.03%   $160,695   $ 3,103      1.93%   $166,876    $ 3,669      2.20%
    Time deposits of $100,000 or more     24,350    1,211     4.97      23,040       725      3.15      28,584      1,252      4.38
    Other deposits                        29,618    1,457     4.92      24,885       782      3.14      31,608        738      2.33
    Short-term borrowings                  5,052      280     5.54         361        16      4.43       1,056         27      2.56
                                        --------------------------    ----------------------------    -----------------------------
       Total interest-bearing
       liabilities                       200,418    5,823     2.91%    208,981     4,626      2.21%    228,124      5,686      2.49%

Non Interest-Bearing Liabilities and
Shareholders' Equity:
    Demand deposits                       83,290                        73,915                          68,865
    Other liabilities                      3,584                         2,110                           1,672
    Shareholders' equity                  31,437                        28,559                          27,971
                                        --------                      --------                        --------
       Total liabilities and
       shareholders' equity             $318,729                      $313,565                        $326,632
                                        ========                      ========                        ========

Net Interest Income (3)                           $19,188                        $16,463                          $16,010
                                                  =======                        =======                          =======
Net Yield on Interest-Earning Assets                          5.88%                           5.41%                            5.12%
Net Interest Margin                                           6.75%                           5.94%                            5.62%
                                                             =====                           =====                            =====

(1) Total interest income includes the effects of taxable-equivalent adjustments, using tax rates which approximate 41 percent for 1995 and 1994 and 39 percent for 1993.

(2)   Net of unearned income.

(3) Net interest margin is net interest income divided by average total interest-earning assets.

The year-to-year change in interest associated with interest-earning assets and interest-bearing liabilities are attributable to changes in volume and rate. The increase or decrease resulting from these changes are summarized as follows:

                                                                    (Fully Taxable Equivalent)
                                            -------------------------------------------------------------------------
                                               Year Ended December 31, 1995            Year Ended December 31, 1994
                                                           over                                   over
                                               Year Ended December 31, 1994            Year Ended December 31, 1993
                                            ----------------------------------      ---------------------------------
                                            Increase (Decrease) Due to Change       Increase (Decrease) Due to Change
                                                           in:                                     in:
                                               Volume        Rate      Change         Volume        Rate       Change
                                            ---------------------------------       ---------------------------------
Interest-Earning Assets:
     Investment securities                      $ 520      $1,144      $1,664       $ 1,870        $(833)     $ 1,037
     Federal funds sold                          (327)        268         (59)         (715)         235         (480)
     Other earning assets                        (100)         (5)       (105)         (105)          23          (82)
     Loans                                        546       1,876       2,422        (1,271)         189       (1,082)
                                            ---------------------------------       ---------------------------------
     Total interest income                      $ 639      $3,283       3,922       $  (221)       $(386)        (607)

Interest-Bearing Liabilities:
     Savings, NOW and money market               (374)        146        (228)         (136)        (430)        (566)
     Time deposits of $100,000 or more             41         445         486          (243)        (284)        (527)
     Other deposits                               149         526         675          (157)         201           44
     Short-term borrowings                        208          56         264           (18)           7          (11)
                                            ---------------------------------       ---------------------------------
       Total interest expense                      24       1,173       1,197          (554)        (506)      (1,060)
                                            ---------------------------------       ---------------------------------
     Interest differential or net interest
     income                                     $ 615      $2,110      $2,725       $   333        $ 120      $   453
                                            =================================       =================================

Securities Portfolio


The following table summarizes the components of securities at December 31 of each year indicated:

                                                                              December 31,
                                          -------------------------------------------------------------------------------
                                                     1995                        1994                       1993
                                          Amortized        Market     Amortized        Market     Amortized        Market
                                               Cost         Value          Cost         Value          Cost         Value
                                          -------------------------------------------------------------------------------
                                                                             (In thousands)
Securities available-for-sale:
     U.S. Treasury and agency               $76,436       $76,892       $76,948       $76,410       $   ---       $   ---
     State and political subdivisions         1,195         1,202           290           295           ---           ---
     Corporate debt                           4,327         4,431         7,389         7,281           ---           ---
     Mortgage-backed                          3,907         4,024         2,055         2,121           ---           ---
     Other                                       31            31           ---           ---           ---           ---
                                          -------------------------------------------------------------------------------
       Total                                $86,896       $86,580       $86,682       $86,107       $   ---       $   ---
                                          ===============================================================================

Securities held-to-maturity:
     U.S. Treasury and agency               $ 5,998       $ 6,051       $   ---       $   ---       $44,222       $44,730
     State and political subdivisions           587           645           586           562         1,195         1,222
     Corporate debt                             502           516           ---           ---         8,380         8,757
     Mortgage-backed                            ---           ---           ---           ---         4,589         4,862
     Other                                      ---           ---           ---           ---         3,515         3,509
                                          -------------------------------------------------------------------------------
       Total                                $ 7,087       $ 7,212       $   586       $   562       $61,901       $63,080
                                          ===============================================================================


The following table summarizes the maturities of securities and the weighted average yields at December 31, 1995:

                                                                       December 31, 1995
                                           -------------------------------------------------------------------------
                                                               After One but      After Five but
                                               Within One        Within Five          Within Ten           After Ten
                                                     Year              Years               Years               Years
                                            Amount  Yield     Amount   Yield     Amount    Yield     Amount    Yield
                                           -------------------------------------------------------------------------
Securities available-for-sale:
     U.S. Treasury and agency              $61,576   6.13%   $13,186    6.57%    $2,130     7.64%    $  ---      ---%
     State and political subdivisions           96   8.20        819    6.91        ---      ---        287     6.54
     Corporate debt                          2,527   7.45      1,904    8.92        ---      ---        ---      ---
     Mortgage-backed                           180   8.00      2,052    7.26        427     9.87      1,365     9.07
     Other                                      31    ---        ---     ---        ---      ---        ---      ---
                                           --------------    ---------------     ---------------     ---------------
                 Total                     $64,410   6.19%   $17,961    6.91%    $2,557     8.01%    $1,652     8.63%
                                           ==============    ===============     ===============     ===============

Securities held-to-maturity:
     U.S. Treasury and agency              $   ---    ---    $ 3,498    6.22%    $2,500     7.51%    $  ---      ---
     State and political subdivisions          ---    ---        ---     ---        587     8.00        ---      ---
     Corporate debt                            ---    ---        ---     ---        502     8.15        ---      ---
     Mortgage-backed                           ---    ---        ---     ---        ---      ---        ---      ---
     Other                                     ---    ---        ---     ---        ---      ---        ---      ---
                                           --------------    ---------------     ---------------     ---------------
                 Total                     $   ---    ---    $ 3,498    6.22%    $3,589     7.68%    $  ---      ---
                                           ==============    ===============     ===============     ===============

Also included in securities available-for-sale are perpetual equity securities totaling $31,000 with insignificant dividend yield.

Loan Portfolio

The following table summarizes the components of total gross loans outstanding in each category at December 31 of each year indicated:

                                                                    December 31,
                                          ---------------------------------------------------------
                                              1995        1994         1993        1992        1991
                                          ---------------------------------------------------------
                                                                  (In thousands)
Loans:
     Commercial, secured and unsecured    $ 94,548    $ 66,987     $ 67,723    $ 74,603    $ 83,937
     Interim construction                   18,219       4,789       13,039      21,595      28,770
     Real estate                            88,097      78,607       80,088      90,985      98,373
     Installment                            26,553      18,945       17,961      21,374      28,229
     Credit card                             1,791       1,298        1,357       1,456       1,491
     Lease financing                           876       1,286        2,716       3,515       3,853
     Less:  Unearned income                   (127)        (38)        (419)       (739)     (1,208)
                                          ---------------------------------------------------------
       Total                              $229,957    $171,874     $182,465    $212,789    $243,445
                                          =========================================================


Maturities and Sensitivity to Changes in Interest Rates

The following table shows the maturities of loans and their sensitivities to changes in interest rates at December 31, 1995.

                                                                Maturing
                                           ---------------------------------------------------
                                           Within One   One to Five     After Five
                                                 Year         Years          Years       Total
                                           ---------------------------------------------------
                                                            (In thousands)
Loans:
     Commercial, secured and unsecured       $ 70,920       $16,287        $ 7,341    $ 94,548
     Interim construction                      13,666         3,138          1,415      18,219
     Real estate                               66,081        15,176          6,840      88,097
     Installment                               19,917         4,574          2,062      26,553
     Credit card                                1,791           ---            ---       1,791
     Lease financing                              268           268            340         876
     Less:  Unearned income                      (127)          ---            ---        (127)
                                           ---------------------------------------------------
       Total                                 $172,516       $39,443        $17,998    $229,957
                                           ===================================================

                                                                 Maturing
                                                    ----------------------------------
                                                    Within One    After One
                                                          Year         Year      Total
                                                    ----------------------------------
Loans with predetermined interest rates               $  26,590     $47,646   $ 74,236
Loans with floating or adjustable interest rates        145,926       9,795    155,721
                                                    ----------------------------------
 Total                                                 $172,516     $57,441   $229,957
                                                    ==================================

Loan Portfolio - Nonperforming Loans

                                                            December 31,
                                        --------------------------------------------------
                                          1995       1994       1993       1992       1991
                                        --------------------------------------------------
                                                            (In thousands)

     Nonaccrual loans                   $5,818     $3,161     $2,092     $2,927     $8,364
     Loans more than 90 days past due      380        246         56        361        349
                                        --------------------------------------------------
       Total nonperforming loans        $6,198     $3,407     $2,148     $3,288     $8,713
                                        ==================================================



Ordinarily, the accrual of interest ceases when no payment of interest or principal has been made for 90 days or if the Bank has reason to believe that continued payment of interest and principal is unlikely. Accrued interest, if any, is reversed at the time such loans are placed on nonaccrual status. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $172,000, $144,000, $108,000, $103,000, and $166,000, for 1995, 1994, 1993, 1992, and 1991 respectively.

Effective January 1, 1995, the Bank adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by No. 118 Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. SFAS 114 requires loans to be measured for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. Generally, the Bank evaluates a loan for impairment when it is placed on nonaccrual status At December 31, 1995, total nonaccrual loans of $5.8 million were considered impaired in accordance with SFAS 114. The following is a summary of impaired loans and the related allowance for possible credit losses at December 31, 1995:

                                                                   Allowance
                                                   Recorded     for Possible
                                                 Investment    Credit Losses
                                                 ---------------------------
   Impaired loans requiring an allowance
     for possible credit losses                   $5,077,000      $1,985,000
   Impaired loans not requiring an allowance
    for possible credit losses                       741,000             ---
                                                 ===========================
                                                  $5,818,000      $1,985,000
                                                 ===========================

Troubled Debt Restructurings

                                                      December 31,
                                    --------------------------------------------
                                      1995     1994      1993      1992     1991
                                    --------------------------------------------
                                                    (In thousands)

     Troubled debt restructuring    $1,531   $7,069    $1,431    $   --   $   --


Troubled debt restructurings consist primarily of loans for which the interest rate was reduced or the payment provisions were modified because of the inability of the borrower to service the obligation under the original terms of the agreements. Income is accrued at the lower effective rate provided the borrower is current under the revised terms and conditions of the agreements. Under the original terms of the restructured loans, interest earned would have totaled approximately $235 thousand for the year ended December 31, 1995. Under the restructured terms, recorded interest income amounted to $187 thousand for the year ended December 31, 1995.

Allowance and Provision for Possible Credit Losses

                                                                For the Year Ended December 31,
                                            -----------------------------------------------------------------
                                               1995          1994           1993          1992           1991
                                            -----------------------------------------------------------------
Allowance for possible credit losses:
Balance at beginning of period               $5,564        $4,740         $3,530        $3,757         $2,656
Actual charge-offs:
     Commercial                                 342           570            502           574            406
     Interim construction                       ---           ---            590           741            ---
     Credit cards                                36            36             35            66             48
     Consumer                                   165           151             98           494            307
     Real estate                                763           720          1,277           142            ---
     Direct lease financing                       5            97             32            60             21
                                            -----------------------------------------------------------------
       Total charge-offs                      1,311         1,574          2,534         2,077            782

Less recoveries:
     Commercial                                 156           118             27            54             61
     Interim construction                       ---           ---             11           ---            ---
     Credit cards                                 9            13             21             5              8
     Consumer                                    49            30            106            50             60
     Real estate                                225           ---            ---           ---            ---
     Direct lease financing                     ---             8              3             6            ---
                                            -----------------------------------------------------------------
       Total recoveries                         439           169            168           115            129
                                            -----------------------------------------------------------------
Net loans charged off                           872         1,405          2,366         1,962            653
Provision for credit losses                     756         2,006          3,576         1,735          1,159
Changes incident to acquisitions                817           223            ---           ---            ---
                                            -----------------------------------------------------------------
Balance at end of period                     $6,265        $5,564         $4,740        $3,530         $3,757
                                            =================================================================

Ratios:
     Net loans charged off to average
     loans                                    0.47%         0.79%          1.22%         0.84%          0.30%
     Allowance for credit losses to total
     gross loans                              2.72%         3.24%          2.60%         1.66%          1.54%
     Net loans charged off to allowance
     for credit losses                       13.92%        25.25%         49.92%        55.58%         17.38%
     Net loans charged off to provision
     for credit losses                      115.34%        70.04%         66.16%       113.08%         56.34%
     Allowance for credit losses to
     non-performing loans                   101.08%       163.31%        220.07%       107.36%         43.12%

The allowance for possible credit losses is established by a provision for possible credit losses charged against current period income. Loans and leases are charged against the allowance for possible credit losses when management believes that the collectibility of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, leases and commitments to extend credit, based on the evaluations of the collectibility and prior loss experience of loans, leases and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality; loan concentrations; specific problem loans, leases and commitments; and current and anticipated economic conditions that may affect the borrowers' ability to pay.

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

The problem or substandard loans identified in the review process are largely due to a decline in local real estate values during the past several years. Management believes that it has adequately provided an allowance to cover estimated losses in the credit portfolio. Significant further deterioration in California real estate values could materially impact future operating results, liquidity or capital resources.

Nonaccrual Loans

Under the Bank's guidelines, it will discontinue the accrual of interest on a loan that is 90 days past due or if management determines that the interest will be uncollectible.

On December 31, 1995 the Bank had loans of approximately $5.8 million on which the accrual of interest had been discontinued. This amount was comprised of approximately $5.6 million of real estate secured loans, $100 thousand of commercial unsecured loans, and $100 thousand of consumer related loans.

Other Real Estate Owned

The Bank sometimes acquires real estate properties in satisfaction of loan receivables through foreclosure or other means. The Bank accounts for these properties pursuant to Statement of Position 92-3 Accounting for Foreclosed Assets (SOP 92-3) which presumes that foreclosed assets are held for sale and not for the production of income. Accordingly, the real estate properties are carried at fair value less estimated costs to sell. The Bank determines fair value based upon appraisals near the date of foreclosure. These appraisals are periodically updated and subsequent write-downs of value may be recognized in the event of declining fair values.

On December 31, 1995 the Bank had other real estate owned of approximately $2.0 million consisting of a retail center, a single family residence, two unimproved commercial lots, and three other smaller-value properties.

Allocation of Allowance for Possible Credit Losses

The Bank has allocated the allowance for credit losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the following table:

                                                                   For the Year Ended December 31,
                          ----------------------------------------------------------------------------------------------------
                                1995                   1994                1993                 1992               1991
                          Amount     Percent     Amount   Percent    Amount   Percent     Amount   Percent    Amount   Percent
                          ----------------------------------------------------------------------------------------------------

Commercial, Secured and
Unsecured                   $2,117      33.8%    $2,281     39.0%    $2,164      37.1%    $1,715     35.1%    $1,296      34.5%
Interim Construction           280       4.5%       310      2.8%       325       7.1%       440     10.1%       443      11.8%
Real estate                  3,274      52.3%     2,597     45.7%     1,780      43.9%     1,091     42.8%     1,518      40.4%
Installment                    500       8.0%       271     11.0%       334       9.8%       245     10.0%       428      11.4%
Credit card                     64       1.0%        52      0.8%       101       0.8%        11      0.7%        23       0.6%
Lease financing                 30       0.4%        53      0.7%        36       1.3%        28      1.3%        49       1.3%
                          ----------------------------------------------------------------------------------------------------
  Total                     $6,265     100.0%    $5,564    100.0%    $4,740     100.0%    $3,530    100.0%    $3,757     100.0%
                          ====================================================================================================

Deposits


The average amount of deposits is summarized below:

                                                              Year Ended December 31,
                                         --------------------------------------------------------------------
                                                 1995                   1994                     1993
                                          Average    Average     Average     Average      Average     Average
                                          Balance       Rate     Balance        Rate      Balance        Rate
                                         --------------------------------------------------------------------
                                                                  (In thousands)

In Domestic Offices:
     Interest-bearing demand             $ 45,443       1.03%   $ 45,813        1.01%    $ 45,702        1.94%
     Savings and money market              95,955       2.51     114,882        2.30      121,174        2.30
     Time                                  53,968       4.94      47,925        3.14       60,192        3.30
                                         --------------------------------------------------------------------
       Total interest-bearing deposits    195,366       2.84     208,620        2.21      227,068        2.49

     Noninterest-bearing deposits          83,290        ---      73,915         ---       68,865         ---
                                         --------------------------------------------------------------------
       Total average deposits            $278,656       1.99%   $282,535        1.63%    $295,933        1.91%
                                         ====================================================================


Maturities of domestic time certificates of deposit of $100,000 or more are:

     Three months or less.............................................   $11,306
     Over three months through six months.............................     5,628
     Over six through twelve months...................................    11,257
     Over twelve months...............................................     3,901
                                                                         -------
                                                                         $32,092
                                                                         =======

Return on Average Equity and Average Assets

                                                    Year Ended December 31
                                             ---------------------------------
                                              1994          1993         1992
                                             ---------------------------------
Percentage of Net Earnings (Loss) To:
  Average Total Assets                        1.41%         0.82%        (0.53)%
  Average Shareholders' Equity               14.33%         8.95%        (6.17)%
Percentage of Cash Dividends Declared
  to Net Earnings                            21.31%        17.25%          N/A
Percentage of Average Shareholders'
  Equity to Average Total Assets              9.86%         9.11%         8.56 %

GAP Table

One way to measure the impact that future change in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. Generally, a liability sensitive gap indicates that there would be a net positive impact on the net interest margin of the Company for the period measured in a declining interest rate environment since the Company's liabilities would reprice to lower market interest rates before its assets would. A net negative impact would result from an increasing interest rate environment. Conversely, an asset sensitive gap indicates that there would be a net positive impact on the net interest margin in a rising interest rate environment since the Company's assets would reprice to higher market interest rates before its liabilities would.

The following table shows the interest sensitivity gaps for the cumulative gap for the periods shown as of December 31, 1995:

                                                  --------------------------------------------------------
                                                                  After Three     After One
                                                                   Months But      Year But
                                                  Within Three     Within One   Within Five     After Five
                                                        Months           Year         Years          Years
                                                  --------------------------------------------------------
                                                                       (In thousands)
Interest-Earning Assets:

     Federal funds sold                              $  9,700        $     --       $    --        $    --
     Securities                                        11,975          52,435        21,459          7,798
     Loans and lease financing                        105,863          66,653        39,443         17,998
                                                     --------        --------       -------        -------
       Total                                          127,538         119,088        60,902         25,796

Interest-Bearing Liabilities:

     Savings, NOW and money market                    157,882              --            --             --
     Time deposits                                     26,558          39,667         9,401             --
     Short-term borrowings                              3,772              --            --             --
                                                     --------        --------       -------        -------
       Total                                          188,212          39,667         9,401             --
     Cumulative interest rate sensitivity gap        $(60,674)       $ 18,747       $70,248        $96,044
     Cumulative interest rate sensitivity gap to
     total assets                                       (15.8)%           4.9%         18.3%          25.1%
                                                     ========        ========       =======        =======


Competition

The Bank faces substantial competition for deposits and loans throughout its market areas. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings institutions, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings institutions, mortgage banking firms, credit unions and other financial intermediaries. The Bank faces competition for deposits and loans throughout its market areas not only from local institutions but also from out-of-state financial intermediaries which have opened loan production offices or which solicit deposits in its market areas. Many of the financial intermediaries operating in the Bank's market areas offer certain services, such as trust, investment and international banking services, which the Bank does not offer directly. Additionally, banks with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers.

The Bank competes principally on the basis of personalized attention and special services which it provides its customers, principally individuals and small to medium size businesses and by promotional activities of the Bank's officers, directors, employees and shareholders. Most of the Bank's offices offer extended weekday banking hours and some branches offer Saturday banking hours. The Bank also operates drive-up banking facilities at seven of its branches and provides a variety of personalized services. In addition, the Bank operates 24-hour automatic teller machines (ATM) at nine of its locations and is a member of Instant Teller network and Plus System network, which link bank ATMs nationwide. The Bank has also increased the range of services which it provides in order to meet the expanding banking requirements of its customers. In 1985, the Bank established a Small Business Administration department.

For customers whose loan demands exceeds the Bank's lending limits, the Bank has attempted in the past, and intends to continue in the future, to arrange for such loans on a participation basis with correspondent banks. The Bank also assists customers requiring other services, such as trust services not offered by the Bank, by obtaining such services from trust companies and correspondent banks.

Supervision and Regulation

The Company

The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act ("BHC Act"). The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

The Federal Reserve Board may require that the Company terminate an activity or control of certain subsidiaries when the Federal Reserve Board believes the activity or control constitutes a serious risk to the financial safety, soundness or stability of any of its banking subsidiaries and is inconsistent with sound banking principles or the purposes of the BHC Act or the Financial Institutions Supervisory Act of 1966, as amended. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

Under the BHC Act and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. The Federal Reserve Board's risk-based capital guidelines establish a minimum level of qualifying total capital to risk-weighted assets of 8.00% (of which at least 4.00% should be in the form of Tier 1 Capital). The regulations set forth minimum requirements, and the Federal Reserve Board has reserved the right to require that companies maintain higher capital ratios. As of December 31, 1995, the Company had a ratio of qualifying total capital to risk-weighted assets of 14.5%, of which 13.2% was in the form of Tier 1 Capital. Additionally, the Federal Reserve Board established a minimum leverage ratio of 3%. At December 31, 1995, the Company's leverage ratio was 9.6%. For a more complete description of the Federal Reserve Board's risk-based and leverage capital guidelines, see "Item 1. Business - Effect of Governmental Policies and Recent Legislation - Capital Adequacy Guidelines."


                                            Minimum    Eldorado    Eldorado Bank
                                         Regulatory     Bancorp
                                         ---------------------------------------
Tier I Leverage Ratio ...............          3.00       9.60%             9.50
Tier I Risk-based Ratio .............          4.00      13.20%            13.10
Total Risk-based Ratio ..............          8.00      14.50%            14.40


The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

The Company is prohibited by the BHC Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern and is generally prohibited from approving an application by a bank holding company to acquire voting shares of any commercial bank in another state unless such acquisition is specifically authorized by the laws of such other state.

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such the Company and its subsidiary are subject to examination by, and may be required to file reports with, the California State Banking Department.

Finally, the Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly, and other current reports with the Securities and Exchange Commission.

The Bank

The Bank, as a California state-chartered bank, is subject to primary supervision, periodic examination and regulation by the California Superintendent of Banks (the "Superintendent") and the FDIC. If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe and unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a bank's deposit insurance, which for a California state-chartered bank would result in a revocation of the bank's charter. The Superintendent has many of the same remedial powers. The Bank has never been the subject of any such actions by the FDIC or the Superintendent.

The FDIC conducted an examination of the Bank in the first quarter of 1993. As a result of the examination, the Bank entered into a Memorandum of Understanding (the "MOU") with the FDIC. The MOU provided that the Bank would: (a) maintain management acceptable to the FDIC which shall include a chief executive officer and a senior lending officer qualified to restore the Bank to a sound condition;
(b) eliminate from its books certain assets classified "loss" as identified in the examination; (c) reduce other criticized assets to specific levels at various dates through July 27, 1994; (d) maintain Tier 1 Capital in such an amount as to equal or exceed 7.0% of the Bank's adjusted Part 325 total assets (as defined in FDIC regulations); (e) revise or adopt and implement several plans and policies including (1) a written three-year strategic plan for the Bank; (2) a plan to control overhead and other expenses and restore the Bank's profitability; (3) written lending and collection policies to provide effective guidance and control over the Bank's lending function, specifically appraisal policies and Small Business Administration-guaranteed lending policies; (4) written liquidity and funds management policy; (5) policy for the operation of the Bank in such a manner as to provide adequate internal routine and control policies consistent with safe and sound banking practices; (f) review the adequacy of the allowance for loan losses and establish a comprehensive policy for determining the adequacy of the allowance; (g) eliminate and/or correct specified violations of law and take all necessary steps to ensure future compliance with all applicable laws and regulations; (h) not pay dividends in any amount except with the prior written consent of the FDIC; (i) perform a risk segmentation analysis to identify concentrations of credit and reduce any segment deemed an undue concentration in relation to capital; (j) file FDIC Consolidated Reports of Condition and Income which accurately reflect the financial condition of the Bank; and (k) furnish quarterly written progress reports to the FDIC and the Superintendent of Banks of the State of California detailing the form and manner of any actions taken to secure compliance with the MOU.

Management implemented policies and procedures and achieved the quantitative goals which satisfied the provisions of the MOU. On May 3, 1995, the FDIC removed the MOU based upon the results of its most recent examination.

The Bank is insured by the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC. See "Item 1. Business - Effect of Governmental Policies and Recent Legislation - Federal Deposit Insurance Corporation Improvement Act of 1991 - Deposit Insurance." Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.

Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. See "Item 1. Business - Effect of Governmental Policies and Recent Legislation." State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements.

The FDIC's statement of policy on risk-based capital requires that banks maintain a ratio of qualifying total capital to risk-weighted assets of not less than 8.00% (at least 4.00% of which should be in the form of Tier 1 Capital). The regulations set forth minimum requirements, and the FDIC has reserved the right to require that banks maintain higher capital ratios. Among other rights, the FDIC's regulations provide that capital requirements may be enforced by the issuance of a directive. As of December 31, 1995, the Bank had a ratio of total qualifying capital to risk-weighted assets of 14.4%, of which 13.1% was in the form of Tier 1 Capital. The FDIC's capital adequacy regulations also require that banks maintain a minimum leverage standard of 3% Tier 1 Capital to total assets for the most highly rated banks. The regulations set forth minimum requirements, and the FDIC has reserved the right to require that banks maintain higher ratios. As of December 31, 1995, the Bank's leverage ratio was 9.5%. For a more complete description of the FDIC's risk-based capital regulations, see "Item 1. Business - Effect of Governmental Policies and Recent Legislation - Capital Adequacy Guidelines" and see "Item 1. Business - Effect of Governmental Policies and Recent Legislation - Federal Deposit Insurance Corporation Improvement Act of 1991 - Prompt Corrective Action."

Restrictions on Transfers of Funds to the Company by the Bank

The Company is a legal entity separate and distinct from the Bank. At present, substantially all of the Company's revenues, and cash flow including funds available for the payments of dividends and other operating expenses, are paid by dividends to the Company from the Bank.

There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or a bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). In the event a bank has no retained earnings or net income for its last three fiscal years, cash dividends may be paid in an amount not exceeding the net income for such bank's last preceding fiscal year only after obtaining the prior approval of the Superintendent. At December 31, 1995, the Bank had $4,026,000 legally available for the payment of cash dividends.

Under the prompt corrective action rules of FDICIA, no depository institution, such as the Bank, may issue a dividend or pay a management fee if it would cause the institution to become undercapitalized. Additionally, undercapitalized institutions are subject to restrictions on dividends and management fees, as well as other automatic actions. Other supervisory actions may be taken against institutions that are significantly undercapitalized, as well as undercapitalized institutions that fail to submit an acceptable capital restoration plan as required by law or that fail in any material respect to implement an accepted plan.

The FDIC also has authority to prohibit the Bank from engaging in what, in the FDIC's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines could limit the amount of dividends which the Bank or the Company may pay.

The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investment in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to the Company or to any other affiliate are limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank.

Compliance with Environmental Regulation

Management of the Company and its subsidiary is unaware of any material effect upon the Company's and the Bank's capital expenditures, earnings or competitive position as a result of compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the local environment or otherwise relating to the protection of the environment. Based on current federal, state and local environmental laws and regulations, the Company does not intend to make any material capital expenditures for environmental control facilities for either the remainder of its current fiscal year or its succeeding fiscal year.

Effects of Governmental Monetary Policies and Recent Legislation

Government Fiscal and Monetary Policies

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise a major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in the US Congress, in the California legislature and before various bank regulatory and other professional agencies. The likelihood of any major changes and the impact such changes might have on the Company are impossible to predict. Certain of the potentially significant changes which have been enacted, and proposals which have been made recently, are discussed below.

Federal Deposit Insurance Corporation Improvement Act of 1991

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. Set forth below is a summary of certain provisions of that law and actual and proposed enabling regulations.

Prompt Corrective Action

The prompt corrective action provisions of FDICIA provide for certain mandatory and discretionary actions by the appropriate federal banking regulatory agency, determined mostly by an institution's ranking within the following five capital measures: "well capitalized," "adequately capitalized, "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The federal banking agencies have promulgated substantially uniform regulations implementing these provisions of FDICIA, effective December 19, 1992. Under these regulations, a bank would be deemed (i) "well capitalized" if it has (a) a total risk-based capital ratio of 10% or greater, (b) a Tier 1 risk-based capital ratio of 6% or greater, (c) a leverage ratio of 5% or greater and (d) is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level; (ii) "adequately capitalized" if it has (a) a total risk-based capital ratio of 8% or greater, (b) a Tier 1 risk-based capital ratio of 4% or greater, (c) a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater for banks with a CAMEL 1 composite rating) and (d) does not meet the definition of a well capitalized bank; (iii) "undercapitalized" if it has (a) a total risk-based capital ratio of less than 8%, (b) a Tier 1 risk-based capital ratio of less than 4% or (c) a leverage ratio of less than 4% (or a leverage ratio of less than 3% for banks with a CAMEL 1 composite rating);
(iv) "significantly undercapitalized" if it has (a) a total risk-based capital ratio of less than 6%, (b) a Tier 1 risk-based capital ratio of less than 3% or
(c) a leverage ratio of less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets equal to or less than 2%. The federal banking agencies may also, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. The agencies may take such action upon a showing that an institution is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice (including failure to correct certain unsatisfactory examination ratings).

Insured institutions are subject to certain incremental supervisory restraints based on their actual or imputed ranking within the five capital categories. All institutions are prohibited from making a capital distribution or paying management fees to controlling persons if, after such transaction, the institution would be undercapitalized. All undercapitalized institutions, including significantly and critically undercapitalized institutions, are required to file a capital restoration plan with their appropriate federal banking regulator, undergo close monitoring of the condition of the bank and are subject to restrictions on operations, including prohibitions on asset growth, branching, acquisitions and engaging in new lines of business, without prior regulatory approval. Also, as of December 19, 1993, Federal Reserve Bank advances to such institutions (and institutions with a CAMEL 5 composite rating) for more than 60 days will be generally restricted. In order to receive regulatory approval of the required capital restoration plan, a company controlling such undercapitalized institution will be required to guarantee its subsidiary's compliance with the capital restoration plan, up to an amount equal to the lesser of 5% of the subsidiary bank's assets or the amount of the capital deficiency when the bank first failed to comply with such plan.

Significantly or critically undercapitalized institutions and undercapitalized institutions which fail to submit or implement an acceptable capital restoration plan are subject to one or more of the following additional regulatory actions (one or more of which is mandatory): (i) forced sale of shares and, where grounds exist for conservatorship or receivership, a forced merger; (ii) restrictions on affiliate transactions; (iii) limitations on interest rates paid on deposits; (iv) restrictions on asset growth or required shrinkage; (v) alteration or curtailment of activities determined by the regulators to pose excessive risk to the institution; (vi) replacement of directors or senior executive officers, subject to certain grandfather provisions; (vii) prohibition on acceptance of correspondent bank deposits; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) forced divestiture of an institution's subsidiaries or divestiture by a bank holding company of an institution or a financially troubled nonbanking affiliate; or (x) other actions as determined by the regulators. Additionally, such institutions may not pay bonuses or provide raises to senior officers without the prior written approval of the appropriate federal regulator. The applicable federal regulator is required to impose a forced sale of share or merger, restrictions on affiliate transactions and restrictions on rates paid on deposits, unless it determines that such actions would not further an institution's capital improvement.

FDICIA and its enabling regulations provide for further restrictions applicable solely to critically undercapitalized institutions, including at a minimum, prohibitions on the following activities without the prior written consent of the Federal Deposit Insurance Corporation ("FDIC"): (i) entering into material transactions other than in the usual course of business; (ii) extending credit for highly leveraged transactions; (iii) amending an institution's charter or bylaws; (iv) making a material change in accounting methods; (v) engaging in certain transactions with affiliates; (vi) paying excessive compensation or bonuses; or (vii) paying rates on new or renewed liabilities significantly in excess or market rates. Additionally, 60 days after becoming critically undercapitalized, an institution may not make payment of interest or principal on subordinated debt without the permission of the FDIC and its primary federal regulator (this provision is waived until 1996 for certain grandfathered subordinated debt).

FDICIA requires the appointment of a receiver or conservator no later than 90 days after an institution becomes critically undercapitalized, unless an institution's primary regulator and the FDIC determine that another action would result in a smaller loss to the deposit insurance fund. If such an institution is not placed into receivership and remains critically undercapitalized, on average, during the calendar quarter beginning 270 days after it first became critically undercapitalized, it would generally be required to be placed into receivership. FDICIA would not require such action only if the institution exhibits certain specific signs of recovery and receives a certification of viability from the head of its primary regulatory agency and the Chairperson of the FDIC.

Limitations on Activities of Insured State Banks

FDICIA provides generally that, effective December 19, 1992, insured state banks and their subsidiaries may only engage as principal in types of activities that are permissible for national banks. FDICIA provides for a general exception (other than for insurance underwriting activities) if a bank is in compliance with applicable capital standards and the FDIC determines that an activity would pose no significant risk to the deposit insurance fund. Proposed rules published by the FDIC on January 29, 1993 set forth certain types of activities that the FDIC would deem, in advance, to not represent such a risk, including certain credit guarantee activities, activities closely related to banking, and certain securities underwriting activities conducted through subsidiaries. Certain exceptions expressly provided by FDICIA to the imposition of national bank standards in the area of insurance underwriting activities include, under certain circumstances, underwriting of title insurance, savings bank life insurance (for banks in certain states) and continuation of insurance provided prior to enactment of FDICIA if such insurance was reinsured by the Federal Crop Insurance Corporation. Also, state banks may, under certain circumstances, continue to offer and provide types of insurance to residents and businesses of a state if such insurance was offered within that state prior to FDICIA.

Other rules proposed by the FDIC on January 29, 1993 would flatly prohibit direct investment in commercial ventures (non-financial services) by state banks. In cases where activities of state banks require the prior consent of the FDIC, the proposed regulations provide that a bank remain adequately capitalized after deducting from capital its investment in a subsidiary or department in which such activities would be conducted. The FDIC's consent would be further conditioned on conducting such activities in an independent "bona fide subsidiary" or an independent "department," which would subject the bank to affiliate transaction fairness rules and limits on total lending exposure to such units.

Other provisions of FDICIA provide that, effective December 19, 1991, insured state banks may not, directly or indirectly, acquire or retain any equity investment (including common and preferred stock, partnership interests and most equity interests in real estate) of a type, or in an amount, that is not permissible for national banks. Impermissible equity investments must be divested as quickly as prudently possible, but in no event later than December 19, 1996. Exceptions provided by FDICIA to imposition of national bank standards include investments in majority owned subsidiaries which conduct permissible activities and in other depository institutions (with certain parameters), and limited investments in qualified (low income) housing projects and in insurance companies which provide director's, officer's and trustee's liability coverage or bankers' blanket bond group coverage for other insured depository institutions (or companies which reinsure such policies). FDICIA also permits, under certain circumstances, the retention by state banks of exchange-listed stock and shares of registered investment companies held prior to enactment of FDICIA. The Company does not believe that the application of these rules will have a material effect on its operations or financial condition.

Standards for Safety and Soundness

FDICIA requires that each federal banking agency promulgate regulations setting forth certain safety and soundness standards for insured depository institutions and, in some cases, their holding companies in three main areas: (i) operations and management (including information systems, internal controls and audits, loan documentation, credit underwriting, interest rate risk and asset growth);
(ii) asset quality, earnings levels and stock market valuation (for public banks or holding companies); and (iii) employee compensation, fees and benefits. Institutions or holding companies failing to meet the prescribed standards will be required to submit a plan to correct any deficiencies. FDICIA provides for certain mandatory and discretionary sanctions for failing to submit or implement such a plan, including asset growth limits, capital directives and deposit interest rate ceilings.

Brokered Deposits

During 1992 the FDIC adopted regulations pursuant to FDICIA which, effective June 16, 1992, govern the receipt of brokered deposits. Under the new regulations, brokered deposits include any deposit obtained from or through a deposit broker (as defined), and include deposits, however obtained, of institutions that offer rates "significantly higher" than those in the market area. An institution may only accept brokered deposits if it is (i) "well capitalized" or (ii) "adequately capitalized" and receives a waiver from the FDIC. "Adequately capitalized" institutions that receive waivers to accept brokered deposits are, however, subject to certain limits on the maximum rates which they may pay on such deposits. "Undercapitalized" institutions may not accept brokered deposits, nor may they offer deposit instruments yielding in excess of 75 basis points over prevailing yields offered on comparable instruments in the relevant market area. Also, FDICIA provides that the FDIC shall not, in most circumstances, provide deposit insurance coverage on a "pass-through" basis for certain employee benefit plans to institutions prohibited from accepting brokered deposits. The definitions of "well capitalized," "adequately capitalized" and "undercapitalized" for purposes of the brokered deposit regulations generally conform with the definitions of those terms adopted by the FDIC for purposes of implementing the prompt corrective action provisions of FDICIA. See "Item 1. Business - Effect of Governmental Policies and Recent Legislation - Federal Deposit Insurance Corporation Improvement Act of 1991 - Prompt Corrective Action."

Real Estate Lending Standards

Pursuant to authority contained in FDICIA, the federal banking agencies have adopted final regulations which, effective March 19,1993, require depository institutions to establish and maintain written internal real estate lending policies. These policies must be consistent with safe and sound banking practices and be appropriate for the size and nature of the institution involved. Additionally, they must be established by each institution only after it has considered the Interagency Guidelines for Real Estate Lending Policies, which are made a part of the final regulations. The regulations require that certain specific standards be addressed relating to loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits), loan administration procedures, and documentation, approval and reporting requirements. Each institution's lending policies must be reviewed and approved by the institution's board of directors at least once a year. Finally, each institution is expected to monitor conditions in its real estate market to ensure that its lending policies are appropriate for current market conditions. The regulations do not set forth specific loan-to-value limits, but the Interagency Guidelines do provide certain limits which should not be exceeded except under limited circumstances.

Deposit Insurance Assessments

On January 1, 1993, the FDIC began implementing a risk-related premium schedule for all insured depository institutions which results in the assessment of deposit insurance premiums based on certain capital and supervisory measures, with the strongest institutions paying premiums of $0.23 for every $100 of deposits and the weakest institutions paying up to $0.31 for every $100 of deposits. The risk-related premium schedule was implemented during 1993; the permanent system was implemented starting January 1, 1994.

Under the risk-related premium schedule, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups, "well capitalized," "adequately capitalized" or "undercapitalized," in each case generally conforming to the definitions of these terms adopted by the FDIC for purposes of implementing the prompt corrective action provisions of FDICIA. See "Item 1. Business - Effect of Governmental Policies and Recent Legislation - Federal Deposit Insurance Corporation Improvement Act of 1991 - Prompt Corrective Action." The FDIC further assigns each institution to one of three subgroups within a capital group corresponding to the judgment of the FDIC and state supervisor of its strength based on supervisory evaluation, including examination reports, statistical analysis and other information relevant to gauging the risk posed by the institution. Institutions deemed to have the highest risk pay up to $.31 for every $100 of deposits annually while those deemed to have the least risk pay $0.23 for every $100 of deposits annually. Under the risk-related premium schedule, the Bank's annual assessment rate for the first six months of 1995 was $0.26 for every $100 of deposits.

Section 104 of the FDICIA provides for certain assessment rates for recapitalizing the Bank Insurance Fund ("BIF Fund") by establishing target reserve ratios for the BIF Fund to achieve reserves totaling $1.25 for every $100 of insured deposits within a 15 year period. During 1995 the BIF Fund reached $1.25 in reserves for every $100, and accordingly, has reduced the deposit insurance assessment rates. Based upon the FDIC's assessment rate schedule and the Bank's risk-related premium group assignment, the Bank's deposit assessment rate declined from $0.26 to $0.04 for every $100 in insured deposits for the last six months of 1995. Based upon the FDIC's new assessment rate schedule and the Bank's risk classification of well capitalized, the Bank will be required to pay the minimum semi-annual premium of $1,000 for 1996.

Interstate Banking

In September 1986, California adopted an interstate banking law. This law allows California banks and bank holding companies to be acquired by banking organizations in other states on a "reciprocal" basis (i.e. provided the Superintendent determines that the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations solely within that state). The first stage, which became effective July 1, 1987, allowed acquisitions on a "reciprocal" basis within a region of 11 states (Alaska, Arizona, Colorado, Hawaii, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington). The second stage, which became effective January 1, 1991, allowed interstate acquisitions on a national "reciprocal" basis. With regard to any interstate banking, the Justice Department issued merger guidelines in April 1992. On the basis of the revised criteria, the Department has challenged several proposed transactions involving institutions that compete directly in the same market(s). In contrast to the Justice Department, the Federal Reserve has recently shown a greater inclination to consider factors that contribute to the safety and soundness of the banking system, or which contribute positively to the "convenience and needs" of the affected communities. To the extent these two Federal Agencies apply different (and at times incompatible) analysis to assess the competitive effects of proposed bank in thrift mergers and acquisitions, federal anti-trust objections must be considered in connection with any interstate acquisition.

Banks contemplating acquisitions must comply with the competitive standards of either the Bank Holding Company Act ("BHCA"), the Change in Bank Control Act ("CBA") or the Bank Merger Act ("BMA"). The crucial test under each Act is whether the proposed acquisition will "result in a monopoly" or will "substantially" lessen competition in the relevant geographic market. Both the BHCA and the BMA preclude granting regulatory approval for any transaction that will result in a monopoly or where the furtherance of a plan to create a monopoly. However, where a proposed transaction is likely to cause a substantial reduction in competition, or tends to create a monopoly or otherwise restrain trade, both Acts permit the granting of regulatory approval if the applicable regulator finds that the perceived anti-competitive effects of the proposed transaction "are clearly outweighed in the public interest by the probable effect of the transaction on the convenience and needs of the community to be served."

On September 13, 1994, the Senate passed the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which eliminated many current restrictions to interstate banking and branching.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") was signed into law on September 29, 1994. When fully effective, the Riegle-Neal Act will significantly relax or eliminate many of the current restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act permits a bank holding company to acquire banks in states other than its "home state", even if applicable state law would not permit that acquisition. Such acquisitions would continue to require Board approval and would remain subject to certain state laws.

Effective June 1, 1997, the Riegle-Neal Act will permit interstate mergers of banks, thereby allowing a single, merged bank to operate branches in multiple states. The Riegle-Neal Act allows each state to adopt legislation to "opt-out" of these interstate merger provisions. Conversely, the Riegle-Neal Act permits states to "opt in" to the merger, provisions of Act prior to their stated effective date, to permit interstate mergers in that state prior to June 1, 1997.

The Company has no present intent to acquire any non-California institution or to open or establish branches outside of California. The Riegle-Neal Act may have the effect of increasing competition by facilitating entry into the California banking market by out of state banks and bank holding companies.

Capital Adequacy Guidelines

The Federal Reserve Board and the FDIC have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet items into account in assuring capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments are assigned to one of several risk categories, which range from 0% for risk-free assets, such as cash and certain US government securities, to 100% for relatively high-risk assets, such as loans and investments in fixed assets, premises and other real estate owned. The aggregated dollar amount of each category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are then added together to determine the total risk-weighted assets. The guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8.00% (of which at least 4.00% must consist of Tier 1 Capital).

Tier 1 Capital consists primarily of common stock, related surplus, retained earnings and certain perpetual preferred stocks, less goodwill. Allowances for loan losses qualify only as supplementary capital and then only to the extent of 1.25% of total risk-weighted assets. Other elements of supplementary capital, which is limited overall to 100% of Tier 1 Capital, include qualifying perpetual preferred stock, hybrid capital instruments and mandatory convertible debt securities, and subordinated debt and intermediate-term preferred stock.

The Federal Reserve Board and the FDIC also, effective December 31, 1990, adopted a minimum leverage ratio of Tier 1 Capital to total assets of 3% for the highest ranked banks. The leverage ratio is only a minimum. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles will be expected to maintain capital well above the minimum levels.

In view of the Company's minimal level of off-balance sheet items, the guidelines have not had a materially adverse effect on the Company to date. Under the so-called "prompt corrective action" provisions of FDICIA and the regulations promulgated thereunder, the Bank will be considered "adequately capitalized" if it has a ratio of qualifying total capital to risk-weighted assets of 4.00%, Tier 1 Capital to risk-weighted assets of 4.00% and a leverage ratio of 4.00% or greater. To be considered "well capitalized" the Bank must have a ratio of qualifying total capital to risk-weighted assets of 10.00%, Tier 1 Capital to risk-weighted assets of 6.00% and a leverage ratio of 5.00% or greater as well as not be subject to any order or directive. Under certain circumstances, the FDIC may require an "adequately capitalized" institution to comply with certain mandatory or discretionary supervisory actions as if the Bank were undercapitalized. See "Item 1. Business - Effect of Governmental Policies and Recent Legislation - Federal Deposit Insurance Corporation Improvement Act of 1991 - Prompt Corrective Action."

Current Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. However, SFAS 121 does not apply to financial instruments, core deposit intangibles, mortgage and other servicing rights or deferred tax assets. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of the statement on January 1, 1996 to have a material impact on the financial statements.

In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights", an amendment to Statement of Financial Accounting Standards No. 65. SFAS 122 requires an institution that purchases or originates mortgage loans and sells or securitizes those loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. In addition, institutions are required to assess impairment of the capitalized mortgage servicing portfolio based on the fair value of those rights on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. Capitalized mortgage servicing rights are to be stratified based upon one or more of the predominate risk characteristics of the underlying loans such as loan type, size, note rate, date of origination, term and/or geographic location. SFAS 122 is effective for fiscal years beginning after December 15, 1995. Management believes that the adoption of SFAS 122 will not have a material impact on the Company's operation.

In November 1995 the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS 123). This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS 123 permits the Company to choose either a new fair value based method or the current APB Opinion 25 intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS 123 requires proforma disclosures of net earnings and earnings per share computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion 25. SFAS 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock, i.e., stock option plans, stock purchase plans, restricted stock plans, and stock appreciation rights. The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by nonemployees or to acquire goods or services from outside suppliers or vendors. The recognition provision of SFAS 123 for companies choosing to adopt the new fair value based method of accounting for stock-based compensation arrangements may be adopted immediately and will apply to all transactions entered into in fiscal years that begin after December 15, 1995. The disclosure provisions of SFAS 123 are effective for fiscal years beginning after December 15, however disclosure of the proforma net earnings and earnings per share, as if the fair value method of accounting for stock-based compensation had been elected, is required for all awards granted in fiscal years beginning after December 31, 1994. The Company will continue to account for stock-based compensation under APB Opinion 25 and, as a result, SFAS 123 will not have a material impact on the Company's operations.

Employees

At December 31, 1995 the Bank had approximately 105 full-time and 64 part-time employees.


Item 2.  PROPERTIES

EB's offices are located at the Bank's main banking offices which is located at Seventeenth Street and Prospect Avenue, Tustin, California. That office is in a 9,600 square foot building which was constructed to the Bank's specifications in 1974. In 1982 the Bank exercised its option to purchase the building for a cash purchase price of $460,000.

The Bank's Laguna Hills banking and administrative office is located in Laguna Hills, California, near the intersection of Interstate 5 and El Toro Road. The Bank occupies approximately 10,000 square feet of the building under a thirty-year lease which commenced on April 10, 1981. The Bank has three ten-year renewal options under this lease. The annual rent is $280,032, subject to adjustment every fifth year during the term of the lease and any renewal period in proportion to the increase in the applicable Consumer Price Index occurring subsequent to the commencement of the lease term, except that during the initial 15 years of the lease, such rental increase may not exceed 25 percent of the rent applicable during the immediately preceding five years and 37.5 percent thereafter.

The Bank has one office located in San Bernardino, California. This office was acquired as part of the acquisition of American Security Bank on August 29, 1980. This office is located at 250 "G" Street in San Bernardino, California. This is a two story, free standing building built in 1974 with approximately 11,546 square feet of space. This building is held in fee, not subject to any deed of trust, mortgage or other substantial encumbrance.

The Bank's Indio office is located at 81-701 Highway 111 in Indio, California in a 8,000 square foot facility which was constructed to Bank of Indio's specifications in 1980. The Bank occupies the facility under a ground lease with a fifteen year term and holds an option to renew the lease for an additional fifteen year term. The annual rent in 1995 was approximately $91,000 and is subject to annual cost of living increases.

The Bank's Palm Desert office is located at 73-301 Highway 111 in Palm Desert, California in a 7,800 square foot building. Ownership of this building was acquired by the Bank as part of its acquisition of Bank of Indio.

The Bank's Orange office is located near the intersection of Chapman Avenue and Highway 55 in the City of Orange, California in a 9,804 square foot, two story, free-standing building built in 1980. The office was acquired as part of the acquisition of American Merchant Bank in 1988. This building is held in fee, not subject to any deed of trust, mortgage or other substantial encumbrance.

The Bank's Huntington Beach office is located at 16902 Bolsa Chica Road in Huntington Beach, California in a 12,246 square foot, two story building built in 1981. The office was acquired as part of the acquisition of American Merchant Bank in 1988 and is held in fee, not subject to any deed of trust, mortgage or other substantial encumbrance. The second floor is leased as multi-tenant office space.

The Bank's Newport/Irvine office is located at the intersection of Von Karman Avenue and Campus Drive, two blocks from the John Wayne International Airport in a modern ten story multi-tenant office building built in 1988 and known locally as the Atrium. The Bank occupies 4,145 square feet on space under a five year lease with three five (5) year renewal options subject to adjustment based upon market value at renewal. The aggregate rent payments in 1995 were approximately $72,000.

In October 1995, the Bank consolidated its San Clemente Main office, located at 300 South El Camino Real, San Clemente, and its North San Clemente office, located at 629 Camino de los Mares, San Clemente, into the offices acquired in the Bank's acquisition of Mariners Bank. The branch banking leases on both branches had expired during 1995 and were extended through December 1995, at which time they were allowed to expire without renewal.

The Bank's branch banking offices in San Clemente, San Juan Capistrano and Monarch Beach were acquired in the acquisition of Mariners Bancorp, which was completed on October 20, 1995.

The San Clemente office is located at 115 Calle de Industrias, San Clemente, California, in a two-story free standing building consisting of approximately 12,000 square feet. The Bank owns the building subject to an assignment of a ground lease that commenced August 1, 1979 for a term of 25 years with three (3) five-year options to renew. The rental rate is approximately $70,000 per year and is subject to increases each five years based upon the change in the CPI. The Bank's branch banking office occupies approximately 6,000 square feet on the ground floor.

The San Juan Capistrano branch banking office is a 2,000 square feet retail suite at 32221 Camino Capistrano, Suite B101, San Juan Capistrano, California. The Bank occupies the space subject to a one year lease agreement commencing August 1, 1995 with an annual rental rate of approximately $42,000.

The Monarch Beach branch banking office is located at 24034 Camino Del Avion, Dana Point, California in a free-standing single-story building consisting of approximately 4,200 square feet. The Bank occupies the facility subject to a lease dated April 2, 1990 for a period of ten years. The current annual rent is approximately $122,000.

In October 1994, the Bank entered into a sublease agreement with WTC Financial and World Title Company for its Administrative offices in Irvine near the Orange County Airport. The sublease provides for approximately 12,400 square feet and commenced on January 14, 1995 for a period of approximately nine years. On June 15, 1995, the California Department of Insurance (the "Insurance Department") placed World Title Company into receivership. The Master Lease was frozen by court order. The Bank suspended rental payments under its sublease agreement (although accruals at the existing rental rate were continued). On November 27, 1995, the Master Lease was terminated by agreement between the Insurance Department, as receiver, and the landlord and past rents receivable under the sublease agreement were assigned to the landlord. The Bank is currently negotiating a new lease and settlement of past rents with the landlord.

Reference is made to Note 12 to the Consolidated Financial Statements incorporated herein for further information regarding these leases.


Item 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings in which EB or the Bank is a party or to which any of their respective properties are subject other than ordinary routine litigation incidental to the Bank's business, the outcome of which is not expected to be material to EB or its operations or properties.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Information relating to the market for and market prices of EB's Common Stock and the number of shareholders of record of EB is set forth in the 1995 Annual Report to Shareholders (the "Annual Report") and that information is incorporated herein by reference.

It is EB's policy to retain most of its earnings in order to increase its equity and thereby support continued growth and expansion, however, EB declared dividends of $0.32 per share during 1995. EB declared its first quarterly cash dividend on November 3, 1986. On August 15, 1990 the board of directors approved the purchase of its own common shares from time to time in the open market within applicable legal restrictions.


Item 6.  SELECTED FINANCIAL DATA

The information under the caption "Financial Highlights" contained on page 1 in the 1995 Annual Report to Shareholders is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 5 to 8 within the 1995 Annual Report to Shareholders is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of EB and the Independent Auditors' Report thereon are contained on pages 9 to 24. The quarterly financial data follows:

QUARTERLY FINANCIAL DATA (Unaudited)

                                                                          Three months ended
                                                            March 31      June 30    Sept. 30      Dec. 31
                                                            ----------------------------------------------
     (In thousands, except per share amounts)
     1995
      Total Interest income                                   $5,644       $5,923       6,043       $7,365
      Net interest income                                      4,405        4,557       4,601        5,589
      Provision for possible credit losses                       302          301         152            1
      Earnings before income taxes                             1,497        1,767       2,038        2,363
      Net earnings                                               882        1,035       1,196        1,391
      Net earnings per common share                             0.29         0.34        0.36         0.37

     1994
      Total interest income                                    5,041        5,015       5,436        5,534
      Net interest income                                      3,876        3,880       4,291        4,353
      Provision for possible credit losses                       652          751         302          301
      Earnings before income taxes                               843          858       1,297        1,316
      Net earnings                                               503          511         768          774
      Net earnings per common share                             0.17         0.17        0.25         0.25

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

Item. 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning the directors of EB, see "Election of Directors" contained within EB's definitive proxy statement dated March 29, 1996 ("Proxy Statement"), which information is incorporated herein by reference. Information regarding the executive officers of EB follows.

                        Executive Officers of Registrant

                  Name          Age               Position
                  ----          ---               --------
         J. B. Crowell          62       President, Chief Executive Officer and Director

         Raymond E. Dellerba    48       Executive Vice President

         David R. Brown         36       Executive Vice President and Chief Financial Officer

Set forth below is certain information regarding the Company's executive officers.

   J. B. Crowell           Mr. Crowell is, and for more than the past five years
                           has been, President and Chief Executive Officer of the Company. Mr. Crowell also has been Chief
                           Executive Officer of the Bank since its inception in 1972. In addition, Mr. Crowell was President of the
                           Bank from 1972 to February 16, 1993, when he was appointed Chairman of the Bank.

   Raymond E. Dellerba     Mr. Dellerba is, and since February 1993 has been,
                           the President and Chief Operating Officer of the Bank. In April 1993 Mr. Dellerba was appointed
                           Executive Vice President of the Company. From
                           December 1990 until his employment by the Bank, Mr.
                           Dellerba was President of CommerceBank, and became
                           President of its parent, CommerceBancorp, beginning in January 1992. Mr. Dellerba also served as a director of CommerceBank and CommerceBancorp, beginning in March 1989. In August 1994, approximately 18 months after Mr. Dellerba terminated his employment with CommerceBank, CommerceBancorp filed a petition in bankruptcy following the closing of CommerceBank by the FDIC in July 1994.

   David R. Brown          Mr. Brown is an Executive Vice President and the
                           Chief Financial Officer of the Company and has been since 1987. Mr. Brown has held these same positions with the Company's wholly-owned subsidiary, Eldorado
                           Bank. Mr. Brown previously was the Vice President and
                           Controller for the Bank, joining in 1986.


Item 11.  MANAGEMENT REMUNERATION

For information concerning management remuneration, see "Executive Compensation" within the Proxy Statement, which information is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information concerning security ownership of certain beneficial owners and management, see "Voting Securities and Principal Shareholders" and "Election of Directors" within EB's Proxy Statement, which information is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning related party transactions, see "Certain Transactions" within the Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The financial statements of EB and subsidiary and the Independent Auditors' Report thereon included in the 1995 Annual Report to Shareholders are incorporated herein by reference. Page number references follow.

                                                                                Annual Report
                                                                                    Page       10-K Page
                                                                                    ----       ---------
Eldorado Bancorp and Subsidiary:

         Independent Auditors' Report                                                 9          48

         Consolidated Balance Sheets at December 31, 1995 and 1994                   10          49

         Consolidated Statements of Operations for each of the Years
          in the Three-Year Period Ended December 31, 1995                           11          50

         Consolidated Statements of Shareholders' Equity for each of the Years
          in the Three-Year Period Ended December 31, 1995                           12          51

         Consolidated Statements of Cash Flows for each of the Years
          in the Three-Year Period Ended December 31, 1995                           13-14       52-53

         Notes to Consolidated Financial Statements                                  15-24       54-71



Schedules

All schedules are omitted as the information is not required, is not material or is otherwise furnished.

Exhibits

See Index to Exhibits at Page 31 of this Form 10-K.

Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the last quarter of the year ended December 31, 1995.

                                POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes any one of J. B. Crowell and George H. Wells, individually, as attorney-in-fact, to sign in his behalf and in each capacity stated below, and to file, all amendments and/or supplements to the Annual Report on Form 10-K.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1996.

                                              ELDORADO BANCORP
                                              (Registrant)




                                               /s/ J. B. Crowell
                                               --------------------------------
                                               J. B. Crowell, President and
                                               Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1996.

             Signature                                      Title
             ---------                                      -----
/s/ J. B. Crowell                             Director
- -------------------------------------
J. B. Crowell





/s/ George H. Wells                           Chairman of the Board and Director
- -------------------------------------
George H. Wells





/s/ Raymond E. Dellerba                       Director
- -------------------------------------
Raymond E. Dellerba





/s/ Lynne Pierson Doti                        Director
- -------------------------------------
Lynne Pierson Doti

             Signature                                      Title
             ---------                                      -----
/s/ Rolf J. Engen                             Director
- -------------------------------------
Rolf J. Engen





/s/ Warren Finley                             Director
- -------------------------------------
Warren Finley





/s/ Michael B. Burns                          Director
- -------------------------------------
Michael B. Burns





/s/ Donald E. Sodaro                          Director
- -------------------------------------
Donald E. Sodaro





/s/ Warren Fix                                Director
- -------------------------------------
Warren Fix





/s/ Julia Di Giovanni                         Director
- -------------------------------------
Julia Di Giovanni





/s/ Richard Korsgaard                         Director
- -------------------------------------
Richard Korsgaard





/s/ David R. Brown                            Executive Vice President and
- -------------------------------------         Chief Financial Officer
David R. Brown

                                INDEX TO EXHIBITS

Document                                                                  Page
- --------                                                                  ----
Number
- ------

03.1     Articles of Incorporation of Registrant and Certificate of
         Amendment                                                        (R-1)

03.2     Bylaws of Registrant                                             (R-1)

04.1     Specimen Common Stock Certificate for Registrant                 (R-1)

04.2     Eldorado Bank Subordinated Capital Note Agreement and Letter of
         Consent to Noteholder as to Dividends                            (R-1)

10.1     Eldorado Bank's Qualified Stock Option Plan                      (R-1)

10.2     Eldorado Bank - 1980 Stock Option Plan                           (R-1)

10.3     Eldorado Bank - Stock Bonus Plan As Amended                      (R-6)

10.4     Eldorado Bank - Stock Purchase Plan and Trust As Amended         (R-1)

10.5     Eldorado Bank - Tustin Branch Office Lease                       (R-1)

10.7     Eldorado Bank - Laguna Hills Branch Office Lease                 (R-1)

10.9     Amendment to 1980 Stock Option Plan                              (R-2)

10.10    Eldorado Bancorp - Nonqualified Stock Option Plan - 1982         (R-3)

10.11    Eldorado Bank - Indio Branch Office Lease                        (R-4)

10.13    Eldorado Bank Pre-Tax Savings and Profit Sharing Trust           (R-5)

10.14    Eldorado Bank - North San Bernardino Branch Office Sublease      (R-7)

10.16    Eldorado Bank - Corona Lease                                     (R-8)

10.17    Eldorado Bancorp - 1989 Stock Option Plan                        (R-8)

10.18    Eldorado Bank - Escrow Office Lease                              (R-9)

10.19    Eldorado Bank - San Clemente Main Office Lease                   (R-10)

10.20    Eldorado Bank - North San Clemente Office Lease                  (R-10)

10.21    Eldorado Bank - Administrative Office Lease                      (R-10)

13       Eldorado Bancorp's 1995 Annual Report to Shareholders

21 Subsidiary of Registrant - Eldorado Bank, a California banking corporation, all of the capital stock of which is owned by Registrant, is the only subsidiary of the Registrant.

23       Consent of Independent Auditors                                    74

27       Financial Data Schedule                                            75

99       Definitive Proxy Statement of Eldorado Bancorp dated March 29,
         1996                                                             (R-11)


(R-1) Filed as an Exhibit to the Registrant's Registration Statement (File No. 2-71499) filed on March 31, 1981, which exhibit is incorporated herein by this reference.

(R-2) Filed as Exhibit 1.3 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8 (File No. 2-73352) which exhibit is incorporated herein by this reference.

(R-3) Filed as Exhibit 10.10 to the Registrant's Report on Form 10-K for the year ended December 31, 1982, which exhibit is incorporated herein by this reference.

(R-4) Filed as an Exhibit to the Registrant's Report on Form 10-K for the year ended December 31, 1983, which exhibit is incorporated herein by this reference.

(R-5) Filed as Exhibit 10.13 to the Registrant's Report on Form 10-K for the year ended December 31, 1984, which exhibit is incorporated herein by this reference.

(R-6) Filed as Exhibit 10.3 to the Registrant's Report on Form 10-K for the year ended December 31, 1985, which exhibit is incorporated herein by this reference.

(R-7) Filed as Exhibit 10.14 to the Registrant's Report on Form 10-K for the year ended December 31, 1986, which exhibit is incorporated herein by this reference.

(R-8) Filed as Exhibit 10.16 and 10.17 to the Registrant's Report on Form 10-K for the year ended December 31,1989, which exhibit is incorporated herein by this reference.

(R-9) Filed as Exhibit 10.18 to the Registrant's Report on Form 10-K for the year ended December 31, 1990, which exhibit is incorporated herein by this reference.

(R-10) Filed as Exhibit 10.19 and 10.20 to the Registrant's Report on Form 10-K for the year ended December 31, 1991, which exhibits are incorporated herein by this reference.

(R-11)   Filed as Definitive Proxy Statement on Schedule 14A on April 1, 1996.

(1) Portions of the Company's 1995 Annual Report to Shareholders have been incorporated herein by reference. Except for those portions expressly incorporated herein by reference, the Company's 1995 Annual Report to Shareholders shall not be deemed to be "filed" with the Commission or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended.