Form 10-Q
period 1996-03-31
ELDORADO BANCORP
filed 1996-05-15
CIK 351991

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

                                   (Mark One)

[  X  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the period ended                       March 31, 1996
                      --------------------------------------------------------

                                       or

[     ]  Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from                     to
                                ------------------    -----------------------

Commission File Number:                    1-9709
                        -----------------------------------------------------

                               ELDORADO BANCORP
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                 95-3642383
- -----------------------------------------------------------------------------
 (State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                  Identification Number)

     17752 EAST SEVENTEENTH STREET, TUSTIN, CALIFORNIA    92680
- -----------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)

                                (714)  798-1100
- -----------------------------------------------------------------------------
              Registrant's telephone number, including area code)

- -----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

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

                                [     ]   Yes             [     ]   No

There were 3,764,600 shares of common stock for the registrant outstanding as of March 31, 1996.

Part I.  Financial Information
Item I.  Financial Statements

                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


 ASSETS                                                             March 31, 1996      December 31, 1995
 ------                                                             --------------      -----------------
 Cash and due from banks                                                 $  30,045             $   32,233
 Federal funds sold                                                         19,200                  9,700
 Securities available-for-sale                                              94,893                 86,580
 Securities held-to-maturity - approximate
  market value of $8,540 in 1996
  and $7,212 in 1995                                                         8,581                  7,087
 Loans and direct lease financing                                          222,943                229,957
 Less allowance for possible credit losses                                   4,903                  6,265
                                                                         ---------             ----------

                  Net loans and direct lease financing                     218,040                223,692


 Premises and equipment, net                                                 8,468                  8,598
 Other real estate owned                                                     1,535                  1,965
 Accrued interest receivable and other assets                               14,584                 13,331
                                                                         ---------             ----------

                                                                         $ 395,346             $  383,186
                                                                         =========             ==========



 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------

 Liabilities
   Deposits
         Demand, non-interest bearing                                     $ 106,245             $  99,770
         Savings and money market                                           155,111               157,882
         Time certificates under $100,000                                    47,410                43,534
         Time certificates of $100,000 or more                               37,283                32,092
                                                                          ---------             ---------

                  Total deposits                                            346,049               333,278


 Federal funds purchased                                                      2,036                 3,772
 Other liabilities                                                            3,851                 3,763
                                                                          ---------             ---------


                  Total liabilities                                       $ 351,936             $ 340,813


 Shareholders' equity
   Preferred stock, no par value;
         authorized 5,000 shares, none issued                                   ---                   ---
   Common stock, no par value;
         authorized 12,500,000 shares, issued and
         outstanding 3,764,600 shares in 1996 and
         3,733,822 shares in 1995                                            32,034                31,798
 Retained earnings                                                           11,183                10,175
 Net unrealized gain on securities available-for-sale                           193                   400
                                                                          ---------             ---------
                                                                             43,410                42,373
                                                                          ---------             ---------
                  Total shareholders' equity and liabilities              $ 395,346             $ 383,186
                                                                          =========             =========

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

                                                                             Three Months Ended
                                                                                   March 31
                                                                             ------------------
                                                                               1996       1995
 Interest Income
         Loans                                                               $  5,593   $  4,129
         Securities                                                             1,443      1,255
         Federal funds sold                                                       294        224
         Direct lease financing                                                    24         36
                                                                             --------   --------

                                                                                7,354      5,644
 Interest Expense
         Savings, NOW and money market deposits                                   775        735
         Time deposits of $100,000 or more                                        454        225
         Time deposits under $100,000                                             623        240
         Other                                                                     37         39
                                                                             --------   --------
           Total interest expense                                               1,889      1,239
                                                                             --------   --------
         Net interest income                                                    5,465      4,405

 Provision for loan lease losses                                                  152        302
                                                                             --------   --------
         Net interest income after provision
           for loan and lease losses                                            5,313      4,103


 Other Income
         Service charges on deposit accounts                                      607        503
         Loan servicing income                                                    224        221
         Bank card discounts                                                       29        209
         Gain (loss) on sales of SBA loans                                         13        (52)
         Net gain (loss) on sales of securities                                   ---         (2)
         Other                                                                    304        125
                                                                             --------   --------
                                                                                1,177        990

 Other Expense
         Salaries                                                               1,364      1,054
         Employee benefits                                                        561        570
         Net occupancy of bank premises                                           406        376
         Furniture and equipment expense                                          298        223
         Other real estate owned writedowns/expense                                33         61
         Other                                                                  1,603      1,312
                                                                             --------   --------

                                                                                4,265      3,596
                                                                             --------   --------

 Earnings before taxes                                                          2,225      1,497

 Income Taxes                                                                     915        615
                                                                            ---------   --------

         Net Earnings                                                        $  1,310   $    882
                                                                             ========   ========

 Earnings per common share                                                   $   0.34   $   0.29
                                                                             ========   ========

 Weighted average common shares outstanding                                 3,865,806  3,032,401

Part I.  Financial Information
Item I.  Financial Statements (continued)

                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)



                                                                                Three Months Ended      Three Months Ended
                                                                                  March 31, 1996          March 31, 1995
                                                                                ------------------      ------------------
 Cash Flows from operating activities:
   Net earnings                                                                        $  1,310                 $    882
   Adjustments to reconcile net earnings
   to net cash provided by operating activities:
         Depreciation and amortization                                                      240                      182
         Amortization of goodwill                                                           167                       28
         Provision for possible credit losses                                               152                      302
         Provision for possible losses on other real estate owned                           ---                       58
         (Gain) loss on sale of SBA loans                                                   (13)                      52
         (Gain) loss on sale of securities available-for-sale                               ---                        2
         Amortization of deferred income, costs, discounts and fees                         (97)                     (40)
         Loan fees collected                                                                  4                      121
         (Gain) loss on sale of other real estate owned                                    (170)                      (1)

 Change in assets and liabilities:
         (Increase) decrease in accrued interest receivable                                  98                      (17)
         (Increase) decrease in other assets/current tax
           receivable and other real estate owned                                        (1,442)                  (1,322)
         Increase (decrease) in other liabilities                                            88                      329
                                                                                       --------                 --------
                  Total adjustments                                                        (973)                    (305)

                                                                                       --------                 --------
                  Net cash provided by operating activities                                 337                      577


 Cash flows from investing activities:
         Proceeds from maturity of securities available-for-sale                         11,444                   28,296
         Proceeds from sale of securities available-for-sale                              1,160                      ---
         Proceeds from sale of securities held-to-maturity                                2,000                      ---
         Proceeds from sale of equipment                                                     14                      ---
         Purchase of securities available-for-sale                                      (21,246)                 (22,764)
         Purchase of securities held-to-maturity                                         (3,492)                    (503)
         Net (increase) decrease in loans and leases                                      5,606                    4,526
         Purchases of premises and equipment                                               (111)                    (241)
         Proceeds from sale of other real estate owned                                      671                       53
         Proceeds from sale of loans                                                        ---                    1,162
                                                                                       --------                 --------
                  Net cash used in investing activities                                $ (3,994)                $ (13,257)
                                                                                       --------                 ---------

Part I.  Financial Information
Item I.  Financial Statements (continued)


                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                                                Three Months Ended      Three Months Ended
                                                                                    March 31, 1996          March 31, 1995
                                                                                ------------------     =------------------
 Cash Flows from operating activities:
         Net increase (decrease) in deposits                                               $12,771                $(2,482)
         Net increase (decrease) in federal funds purchased                                 (1,736)                 4,858
         Dividends paid                                                                       (302)                   221
         Proceeds from stock options exercised                                                 236                    ---
                                                                                           -------                -------
                  Net cash provided by financing activities                                 10,969                  2,155
                                                                                           -------                -------


 Increase (decrease) in cash and cash equivalents                                            7,312                 13,261

 Cash and cash equivalents at beginning of year                                             41,933                 32,950

 Cash and cash equivalents at March 31                                                     $49,245                $46,211
                                                                                           =======                =======

Part I.  Financial Information
Item I.  Financial Statements (continued)


                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For three months ended March 31, 1996
                                      and
               For years ended December 31, 1995, 1994, and 1993
                                  (Unaudited)





                                                                           Net Unrealized
                                                      Securities           Gain (Loss) on                          Total
                                                     Common Stock          Securities              Retained     Shareholders'
                                                 Shares         Amount     Available-for-Sale      Earnings        Equity
                                                 ----------------------    ------------------      ---------   -------------
 ------------------------------------------
 Balance, December 31, 1993                       2,752,255  17,427,000                   ---      9,862,000      27,289,000

 Net unrealized holding gain on securities
   available-for-sale as of January 1, 1994             ---         ---           $ 1,179,000            ---       1,179,000
 Cash dividends declared ($0.16 per share)              ---         ---                   ---       (441,000)       (441,000)
 Stock options exercised                              4,473      35,000                   ---            ---          35,000
 Change in net unrealized gain on
 securities available-for-sale                          ---         ---            (1,524,000)           ---      (1,524,000)
  Net earnings                                          ---         ---                  ---        2,556,00       2,556,000

 ------------------------------------------       ---------------------          -----------     -----------     -----------
 Balance, December 31, 1994                       2,756,728 $17,462,000          $  (345,000)    $11,977,000     $29,094,000


 Cash dividends declared ($0.36 per share)              ---         ---                 ---         (960,000)      (960,000)
 Stock options exercised                              7,380      62,000                 ---              ---         62,000
 Common stock issued                                630,276   8,928,000                 ---              ---      8,928,000
 10% common stock dividend                          339,438   5,346,000                 ---       (5,346,000)           ---
 Change in net unrealized gain on
 securities available-for-sale                          ---         ---             745,000             ---         745,000
 Net earnings                                           ---         ---                ---         4,504,000      4,504,000

 -----------------------------------------        ---------------------         -------------------------------------------
 Balance, December 31, 1995                       3,733,822 $31,798,000         $   400,000      $10,175,000    $42,373,000


 Cash dividends declared ($0.08 per share)              ---         ---                ---          (302,000)      (302,000)
 Stock options exercised                             30,778     236,000                ---              ---         236,000
 Change in net unrealized gain (loss)
   in securities available-for-sale                     ---         ---           (207,000)             ---        (207,000)
 Net earnings                                           ---         ---                ---         1,310,000      1,310,000

 -----------------------------------------        ---------------------        --------------------------------------------
 Balance, March 31, 1996                          3,764,600 $32,034,000        $   193,000       $11,183,000    $43,410,000

Part I.  Financial Information
Item I.  Financial Statements (continued)


                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank
                   NOTE OF CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                           ---------------------------


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


NOTE B - EARNINGS PER SHARE
         ------------------

Net earnings per common share are based on the weighted average number of shares outstanding giving retroactive effect to stock dividends, including the 10% stock dividend declared in November 1995. Stock options have been included as common stock equivalents.


NOTE C - RECLASSIFICATIONS
         -----------------

Certain items in prior periods have been reclassified to conform to the current presentation.

Part I.  Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




Financial Condition
- -------------------

Total assets at March 31, 1996 were $395.3 million compared to $383.2 million at December 31, 1995. The increase in total assets was primarily due to an increase in total deposits. The funds received from depositors and loan repayments, net of loan disbursements, were deployed largely in federal funds sold and securities available-for-sale.

Federal funds sold , considered as overnight loans to other banks, increased to $19.2 million at March 31, 1996 compared to $9.7 million at December 31, 1995.

Securities available-for-sale increased $8.3 million to $94.9 million at March 31, 1996 compared to $86.6 million at December 31, 1995.

The following table summarizes the components of total gross loans outstanding in each category at the date indicated (in thousands):


                                          March 31,                               December 31,
                                            1996             1995       1994        1993        1992        1991
                                          ---------        ---------   -------     -------     -------    -------
 Commercial, Secured and Unsecured        $ 95,021         $ 95,548    $66,987     $66,987     $74,603    $83,937
 Interim Construction                       17,900           18,219      4,789       4,789      21,595     28,770
 Real Estate                                80,745           88,097     78,607      78,607      90,985     98,373
 Installment                                26,908           26,553     18,945      18,945      21,374     28,229
 Credit Card                                 1,593            1,791      1,298       1,298       1,456      1,491
 Lease Financing                               904              876      1,286       1,286       3,515      3,853
 Less: Unearned Income                        (128)            (127)      (38)        (38)        (739)     1,208)
                                          --------         --------   --------    --------    --------   --------
     Total Gross Loans                    $222,943         $229,957   $171,874    $182,465    $212,789   $243,445

Total gross loans decreased to $222.9 million at March 31, 1996 from $230.0 million at December 31, 1995 due primarily to loan repayments exceeding funding of loans. The Company had experienced declining loan balances from 1991 to 1994 largely due to more stringent underwriting criteria, fewer borrowers in the recessionary environment meeting the underwriting criteria, loan payoffs and reduced demand for new credit. Additional during this period, the Company eliminated the construction lending department in order to reduce its exposure to the declining real estate market. The Company, through the acquisition of Mariners Bancorp in October 1995, operates a construction lending department. The Company intends to originate and service interim construction loans.

The following tables show the maturities of loans and their sensitivities to changes in interest rates at March 31, 1996. Lease financing is not included in this table:

                                            Due in        Due after
                                           One Year      One Year to      Due after
                                            Or Less      Five Years       Five Years          Total
                                          ---------      -----------      ----------        ---------
 Commercial, Secured and Unsecured        $ 74,778          $16,118         $ 4,468          $ 95,364
 Interim Construction                       14,193            3,059             648            17,900
 Real Estate                                62,374           13,445           4,926            80,745
 Installment                                20,886            4,501           1,174            26,561
 Credit Card                                 1,564                0              29             1,593
 Leases                                        245              535               0               780
                                          --------          -------         -------          --------

                                          $174,040          $37,658         $11,245          $222,943
                                          ========          =======         =======          ========



                                                                         Maturing
                                                           Within        After
                                                           One Year      One Year            Total
                                                           ----------------------------------------
 Loans with Predetermined Interest Rates                   $ 27,112      $40,715           $ 67,827
 Loans with Floating or Adjustable Interest Rates           146,928        8,188            155,116



The following table provides information with respect to the components of the Company's nonperforming assets at the dates indicated (amounts in thousands):


                                                                                 December 31,
                                           March 31,      ---------------------------------------------------------
                                             1996           1995        1994        1993         1992        1991
                                           ---------      ---------------------------------------------------------
 Nonaccrual Loans                           $3,378        $5,818       $3,161      $2,092       $2,927      $8,364
 Loans More Than 90 Days Past Due              259           380          246          56          361         349
                                            ------        ------       ------      ------       ------      ------
  Total Nonperforming Loans                 $3,637        $6,198       $3,407      $2,148       $3,288      $8,713
                                            ------        ------       ------      ------       ------      ------

Ordinarily, the accrual of interest ceases when no payment of interest or principal has been made for 90 days or if the Bank has reason to believe that continued payment of interest and principal is unlikely. Accrued interest, if any, is reversed at the time such loans are placed on nonaccrual status. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $43,000 the three months ended March 31, 1996 and $172,000, $144,000, $108,000, $103,000, and $166,000, for the years ended 1995, 1994, 1993, 1992, and 1991 respectively.

The following is a summary of impaired loans and the related allowance for possible credit losses:



                                                 March 31, 1996                December 31, 1995
                                            -------------------------      ------------------------------
                                                          Allowance                        Allowance
                                            Recorded    for Possible       Recorded        for Possible
                                            Investment  Credit Losses      Investment      Credit Losses
                                            -------------------------      ------------------------------
 Impaired loans requiring an allowance
  for possible credit losses                $1,264,000     $  186,000      $5,077,000         $1,985,000
 Impaired loans not requiring an
 allowance for possible credit losses        1,922,000           ---          741,000                ---
                                            -------------------------      -----------------------------
                                            $3,186,000     $  186,000      $5,818,000         $1,985,000
                                            =========================      =============================



Troubled Debt Restructurings
- ----------------------------

                                                                        December 31,
                                        March 31,    ------------------------------------------------------
                                          1996        1995        1994        1993        1992        1991
                                       -----------   ------------------------------------------------------
                                                                       (In thousands)
Troubled debt restructuring                $2,514      $1,531    $7,069      $1,431       $   ---   $   ---




       Troubled debt restructurings consist primarily of loans for which the interest rate was reduced or the payment provisions were modified because of the inability of the borrower to service the obligation under the original terms of the agreements. Income is accrued at the lower effective rate provided the borrower is current under the revised terms and conditions of the agreements. Under the original terms of the restructured loans, interest earned would have totaled approximately $25 thousand for the three months ended March 31, 1996 and $235 thousand for the year ended December 31, 1995. Under the restructured terms, recorded interest income amounted to $19 thousand for the three months ended March 31, 1996 and $187 thousand for the year ended December 31, 1995.

The following table summarizes, for the periods indicated, changes in the allowance for possible credit losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for possible credit losses (amounts in thousands):

                                                  For the Three           For the Year Ended December 31,
                                                   Months Ended    -------------------------------------------
                                                 March 31, 1996       1995     1994     1993     1992     1991
                                                 --------------    -------------------------------------------
Allowance for possible credit losses:

Balance at beginning of period                          $6,265       $5,564   $4,740  $3,530   $3,757   $2,656
Actual charge-offs:
   Commercial                                               20          342      570     502      574      406
   Interim construction                                     --           --       --     590      741       --
   Credit cards                                              6           36       36      35       66       48
   Consumer                                                105          165      151      98      494      307
   Real estate                                           1,458          763      720   1,277      142       --
   Direct lease financing                                    2            5       97      32       60       21
                                                  ------------       -----------------------------------------
     Total charge-offs                                   1,591        1,311    1,574   2,534    2,077      782

Less recoveries:
   Commercial                                               13          156      118      27       54       61
   Interim construction                                     --           --       --      11       --       --
   Credit cards                                              9            9       13      21        5        8
   Consumer                                                 16           49       30     106       50       60
   Real estate                                              40          225       --      --       --       --
   Direct lease financing                                   --           --        8       3        6       --
                                                  ------------       -----------------------------------------
     Total recoveries                                       78          439      169     168      115      129
                                                  ------------       -----------------------------------------
Net loans charged off                                    1,513          872    1,405   2,366    1,962      653

Provision for credit losses                                151          756    2,006   3,576    1,735    1,159
Changes incident to acquisitions                            --          817      223      --       --       --
                                                  ------------       -----------------------------------------
Balance at end of period                                $4,903       $6,265   $5,564  $4,740   $3,530   $3,757
                                                  ============       =========================================

Ratios:
   Net loans charged off to average loans                 0.67%        0.47%    0.79%   1.22%    0.84%    0.30%
   Allowance for credit losses to total
    gross loans                                           2.20%        2.72%    3.24%   2.60%    1.66%    1.54%
   Net loans charged off to allowance for
    credit losses                                        30.86%       13.92%   25.25%  49.92%   55.58%   17.38%
   Net loans charged off to provision for
    credit losses                                     1,001.99%      115.34%   70.04%  66.16%  113.08%   56.34%
   Allowance for credit losses to non-
    performing loans                                    145.15%      101.08%  163.31% 220.07%  107.36%   43.12%


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

The Company has allocated the allowance for credit losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the following table:

                          For the
                       Three Months
                           Ended                                  For the Year Ended December 31,
                       March 31, 1996             1995               1994            1993            1992            1991
                       ----------------           ----               ----            ----            ----            ----
                       Amount   Percent      Amount   Percent   Amount  Percent  Amount Percent   Amount Percent  Amount Percent
                       ------   -------      ------   -------   ------  -------  ------ -------   ------ -------  ------ -------
 Commercial, Secured
 and Unsecured         $2,089     42.6%     $2,117    33.8%    $2,281    39.0%   $2,164   37.1%   $1,715    35.1%  $1,296    34.5%
 Interim Construction     392      8.0         280      4.5       310     2.8       325    7.1       440    10.1      443    11.8
 Real Estate            1,775     36.2       3,274     52.3     2,597    45.7     1,780   43.9     1,091    42.8    1,518    40.4
 Installment              543     12.1         500      8.0       271    11.0       334    9.8       245    10.0      428    11.4
 Credit Card               34      0.7          64      1.0        52     0.8       101    0.8        11     0.7       23     0.6
 Lease Financing           20      0.4          30      0.4        53     0.7        36    1.3        28     1.3       49     1.3
                       ------   ------      ------    -----    ------   -----    ------  -----    ------   -----   ------   -----
 Total                 $4,903   100.00%     $6,265    100.0%   $5,564   100.0%   $4,740  100.0%   $3,530   100.0%  $3,757   100.0%
                       ======   ======      ======    =====    ======   =====    ======  =====    ======   =====   ======   =====


The Company sometimes acquires real estate properties in satisfaction of loans receivable through foreclosure or other means. These real estate properties acquired are accounted for pursuant to Statement of Position 92-3, Accounting for Foreclosed Assets, which presumes that foreclosed assets are held for sale and not for the production of income. Accordingly, the real estate properties are carried at fair value less estimated costs to sell. Fair value is determined based upon appraisals near the date of foreclosure. These appraisals are updated periodically and subsequent write-downs of the carrying value may be recognized in the event of declining fair values.

On March 31, 1995 other real estate owned totaled $1.5 million compared to $2.0 million at December 31, 1995.

Total deposits increased $12.7 million at March 31, 1996 to $346.0 million compared to $333.3 million at December 31, 1995. Noninterest bearing demand deposits, time certificates of deposits under $100,000 and time certificates of $100,000 and greater increased $6.4 million, $3.9 million and $5.2 million, respectively during the first quarter of 1996. Savings and money market deposits, however, declined $2.8 million during this same period.

Federal funds purchased increased $1.8 million to $2.0 million at March 31, 1996 compared to December 31, 1995. The Company purchases federal funds from one of its financial institution customers as an accommodation.

Total shareholders' equity increased $1.0 million during the three months ended March 31, 1996. Net earnings for the period contributed $1.3 million to retained earnings while cash dividends of approximately $300 thousand decreased retained earnings. During this period common stock increased approximately $200 as a result of exercise of stock options and the value of securities available-for-sale declined approximately $200.

Liquidity and Interest Sensitivity
- ----------------------------------

In order to meet periodic increases in loan demand, potential deposit withdrawals and maturities of short-term, large time certificates of deposit, the Company maintains short-term fund sources. These include cash on hand and on deposit with correspondent banks; "federal funds sold", which are essentially demand loans to other banks; and securities available-for-sale. Such cash and near-cash items, and securities available-for-sale totaled $144.1 million at March 31, 1996, which represented 36.5 percent of total assets.

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

One way to measure the impact that future change in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. The Company's cumulative gap at March 31, 1996 for a three month and one year period was 74 percent and 110 percent, respectively.

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

Results of Operations - Quarter Ended March 31, 1996
- ----------------------------------------------------

Net income for the three months ended March 31, 1996 was $1.3 million, or $0.34 per share, compared to $882 thousand, or $0.29 per share, for the same period in 1995. This increase was primarily due to higher net interest margins, lower provisions for possible credit losses, higher other income, and lower noninterest expenses.

Net interest income totaled $5.4 million for the three months ended March 31, 1996 compared to $4.4 million for the same period in 1995, an increase of $1.0 million. This increase was primarily due to higher yield and greater volume of earning assets, and partially offset by higher rate and greater volume on interest bearing deposits. During this period, interest expense on deposits and borrowings has not increased as rapidly as interest income from earning assets.

The provision for loan and lease losses during the three months ended March 31, 1996 was $152 thousand compared to $302 in the same period in 1995. This reduction was made based upon the Company's evaluation of the adequacy of its allowance for possible credit losses. The allowance for possible credit losses is established based upon an analysis providing specific allowances for loans that management has identified to have potential loss and general allowances for unidentified losses inherent in the portfolio. The general allowance is determined by segmenting the portfolio by risk rating and loan type with allowances established based upon historical losses in each portfolio segment. Additionally, consideration is given to loan type concentrations in the portfolio and the current and anticipated economic environment.

Other income for the quarter ended March 31, 1996 was $1.2 million compared to $1.0 million for the same period in1995.

Other expenses for the three months ended March 31, 1996 were $3.4 million compared to $3.6 million for the same period in 1995.

Other real estate owned writedowns and expenses were $24 thousand in the third quarter of 1995 compared to $274 thousand for the same quarter last year. Additionally, other miscellaneous expenses were down in the 1995 period.

Part II.

Items 1 - 4.

No reportable events.


Item 5.   Other Information

On February 21, 1996 the Board of Directors declared a cash dividend of 8 cents per share payable April 5, 1996 to Shareholders of record March 4, 1996.


Item 6.  Exhibits and Reports on Form 8-K

      Exhibits

          (27)  Financial Data Schedule.

      Reports on Form 8-K

          (1)  None.

                                   SIGNATURE
                                   ---------

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          Eldorado Bancorp
                                          --------------------------------
                                          (Registrant)




May 14, 1996                              /s/ RAYMOND E. DELLERBA
- ------------                              --------------------------------
   Date                                   Raymond E. Dellerba
                                          President
                                          Chief Operating Officer





May 14, 1996                             /s/ DAVID R. BROWN
- ------------                             ---------------------------------
   Date                                  David R. Brown
                                         Executive Vice President
                                         Chief Financial Officer