Form 10-Q
period 1996-06-30
ELDORADO BANCORP
filed 1996-08-14
CIK 351991

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)

[  X  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the period ended                       JUNE 30, 1996
                     -----------------------------------------------------------
                                       or

[     ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from  ___________________  to ________________________

Commission File Number:                    1-9709
                        --------------------------------------------------------


                                ELDORADO BANCORP
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                            95-3642383
- --------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

17752 EAST SEVENTEENTH STREET, TUSTIN, CALIFORNIA                 92680
- --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                 (714) 798-1100
- --------------------------------------------------------------------------------
              Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                     [     ]   Yes             [     ]   No

There were 3,770,794 shares of common stock for the registrant outstanding as of June 30, 1996

Part I.  Financial Information
Item I.  Financial Statements

                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)

ASSETS                                               June 30, 1996          December 31, 1995
- ------                                               -------------          -----------------
Cash and due from banks                                $ 32,593                  $ 32,233
Federal funds sold                                        7,000                     9,700
Securities available-for-sale                            99,017                    86,580
Securities held-to-maturity - approximate market
 value of $7,931 in 1996 and $7,212 in 1995               8,081                     7,087
Loans and direct lease financing                        224,772                   229,957
Less allowance for possible credit losses                 4,905                     6,265
                                                       --------                  --------
           Net loans and direct lease financing         219,867                   223,692

Premises and equipment, net                               8,333                     8,598
Other real estate owned                                     515                     1,965
Accrued interest receivable and other assets             14,568                    13,331
                                                       --------                  --------
                                                       $389,974                  $383,186
                                                       ========                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Liabilities
  Deposits
        Demand, non-interest bearing                   $105,407                  $ 99,770
        Savings and money market                        149,940                   157,882
        Time certificates under $100,000                 48,737                    43,534
        Time certificates of $100,000 or more            35,564                    32,092
                                                       --------                  --------
           Total deposits                               339,648                   333,278

Federal funds purchased                                   1,787                     3,772
Other liabilities                                         4,162                     3,763
                                                       --------                  --------
           Total liabilities                           $345,597                  $340,813

Shareholders' equity
  Preferred stock, no par value;
        authorized 5,000 shares, none issued                ---                       ---
  Common stock, no par value;
        authorized 12,500,000 shares, issued and
        outstanding 3,770,794 shares in 1996 and
        3,733,822 shares in 1995                         32,090                    31,798
Securities valuation allowance, net                          58                       400
Retained earnings                                        12,229                    10,175
                                                       --------                  --------
                                                         44,377                    42,373
                                                       --------                  --------
Total shareholders' equity and liabilities             $389,974                  $383,186
                                                       ========                  ========

Part I.  Financial Information
Item I.  Financial Statements (continued)

                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
              (Dollars in Thousands except for earnings per share
               and weighted average number of shares outstanding)

                                                         Three Months Ended                Six Months Ended
                                                              June 30                           June 30
                                                      ------------------------           ----------------------
                                                         1996          1995                1996         1995
                                                      ---------      ---------           ---------    ---------
Interest Income
        Loans                                         $   5,400      $   4,331           $  10,993    $   8,460
        Investment securities                             1,532          1,325               2,975        2,580
        Federal funds sold                                  179            232                 473          456
        Direct lease financing                               21             35                  45           71
                                                      ---------      ---------           ---------    ---------
                                                          7,132          5,923              14,486       11,567
Interest Expense
        Savings, NOW and money market deposits              753            697               1,528        1,432
        Time deposits of $100,000 or more                   490            269                 944          494
        Time deposits under $100,000                        632            309               1,255          549
        Other                                                26             91                  63          130
                                                      ---------      ---------           ---------    ---------
          Total interest expense                          1,901          1,366               3,790        2,605
                                                      ---------      ---------           ---------    ---------
        Net interest income                               5,231          4,557              10,696        8,962

Provision for loan and lease losses                         ---            301                 152          603
                                                      ---------      ---------           ---------    ---------
        Net interest income after provision
          for loan and lease losses                       5,231          4,256              10,544        8,359

Other Income
        Service charges on deposit accounts                 540            528               1,147        1,031
        Loan servicing income                               204            208                 428          429
        Bank card discounts                                  61            127                  90          336
        Investment security gains (losses)                    2            ---                   2           (2)
        Other                                               363            185                 680          244
                                                      ---------      ---------           ---------    ---------
                                                          1,170          1,048               2,347        2,038
Other Expense
        Salaries                                          1,371          1,095               2,735        2,149
        Employee benefits                                   388            451                 949        1,021
        Net occupancy of bank premises                      449            386                 855          762
        Furniture and equipment expense                     266            221                 564          444
        Other                                             1,573          1,384               3,209        2,757
                                                      ---------      ---------           ---------    ---------
                                                          4,047          3,537               8,312        7,133
                                                      ---------      ---------           ---------    ---------

Earnings before taxes                                     2,354          1,767               4,579        3,264

Income Taxes                                                970            732               1,885        1,347
                                                      ---------      ---------           ---------    ---------

        Net Earnings                                  $   1,384      $   1,035           $   2,694    $   1,917
                                                      =========      =========           =========    =========

Earnings per common share                             $    0.36      $    0.34           $    0.70    $    0.63
                                                      =========      =========           =========    =========

Weighted average number of shares used
  in per share calculation                            3,872,568      3,033,085           3,866,453    3,032,745

Part I.  Financial Information
Item I.  Financial Statements (continued)

                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                                           Six Months Ended         Six Months Ended
                                                                            June 30, 1996            June 30, 1995
                                                                           ----------------         ----------------
Cash Flows from operating activities:
  Net earnings                                                                 $  2,694                 $  1,917
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
        Depreciation and amortization                                               511                      433
        Amortization of goodwill and core deposit premium                           325                       55
        Provision for possible credit losses                                        152                      603
        Provision for possible losses on other real estate owned                    ---                       58
        (Gain) loss on sale of SBA loans                                           (131)                      10
        (Gain) loss on sale of securities available-for-sale                         (2)                       2
        Amortization of deferred income, costs, discounts and fees                 (172)                     (50)
        Loan fees collected                                                         174                      175
        (Gain) loss on sale of other real estate owned                             (161)                     (19)
        Gain on sale of premises and equipment                                       (5)                     ---

Change in assets and liabilities net of effects from
  acquisitions of banks:
        (Increase) decrease in accrued interest receivable                          (14)                    (282)
        (Increase) decrease in other assets/current tax
          receivable and other real estate owned                                 (1,459)                  (2,140)
        Increase (decrease) in other liabilities                                    399                      676
                                                                               --------                 --------
                 Total adjustments                                                 (383)                    (479)
                                                                               --------                 --------
                 Net cash provided by operating activities                        2,311                    1,438

Cash flows from investing activities:
        Proceeds from maturity of securities available-for-sale                  29,113                   52,901
        Proceeds from sale of securities available-for-sale                       2,166                      ---
        Proceeds from sale of securities held-to maturity                         2,500                      ---
        Purchase of securities available-for-sale                               (44,327)                 (47,776)
        Purchase of securities held-to-maturity                                  (3,492)                  (2,003)
        Net (increase) decrease in loans and leases                               3,802                     (199)
        Purchases of premises and equipment                                        (230)                    (312)
        Proceeds from sale of other real estate owned                             1,765                      527
        Proceeds from sale of loans                                                 ---                    1,732
        Net (increase) decrease in commercial loans held for sale                   ---                     (463)
        Proceeds from sale of premises and equipment                                 15                        1
                                                                               --------                 --------
                 Net cash used in investing activities                         $ (8,688)                $  4,408
                                                                               ========                 ========

Part I.  Financial Information
Item I.  Financial Statements (continued)

                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                                    Six Months Ended       Six Months Ended
                                                                     June 30, 1996           June 30, 1995
                                                                    ----------------       ----------------
Cash flow from operating activities:
        Net increase (decrease) in deposits                             $ 6,370                $(3,276)
        Net increase (decrease) in federal funds purchased               (1,985)                 5,691
        Dividends paid                                                     (640)                  (441)
        Proceeds from stock options exercised                               292                     17
                                                                        -------                -------
                 Net cash provided by financing activities                4,037                  1,991
                                                                        -------                -------

Increase (decrease) in cash and cash equivalents                         (2,340)                 7,837

Cash and cash equivalents at beginning of year                           41,933                 32,950
                                                                        -------                -------

Cash and cash equivalents at June 30                                    $39,593                $40,787
                                                                        =======                =======

Part I.  Financial Information
Item I.  Financial Statements (continued)


                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       For six months ended June 30, 1996
                                      and
               For years ended December 31, 1995, 1994, and 1993
                                  (Unaudited)




                                                   Securities         Net Unrealized
                                                  Common Stock        Gain (Loss) on                      Total
                                             ----------------------     Securities        Retained     Shareholders'
                                               Shares      Amount   Available-for-Sale    Earnings        Equity
- ------------------------------------------   ---------  ----------- ------------------  -----------    -------------
Balance, December 31, 1993                   2,752,255  $17,427,000            ---      $ 9,862,000    $27,289,000

Net unrealized holding gain on securities
  available-for-sale as of January 1, 1994         ---          ---    $ 1,179,000              ---      1,179,000
Cash dividends declared ($0.16 per share)          ---          ---            ---         (441,000)      (441,000)
Stock options exercised                          4,473       35,000            ---              ---         35,000
Change in net unrealized gain on
  securities available-for-sale                    ---          ---     (1,524,000)             ---     (1,524,000)
Net earnings                                       ---          ---            ---         2,556,00      2,556,000
- ------------------------------------------   ---------  -----------    -----------      -----------    -----------
Balance, December 31, 1994                   2,756,728  $17,462,000    $  (345,000)     $11,977,000    $29,094,000

Cash dividends declared ($0.36 per share)          ---          ---            ---         (960,000)      (960,000)
Stock options exercised                          7,380       62,000            ---              ---         62,000
Common stock issued                            630,276    8,928,000            ---              ---      8,928,000
10% common stock dividend                      339,438    5,346,000            ---       (5,346,000)           ---
Change in net unrealized gain on
  securities available-for-sale                    ---          ---        745,000              ---        745,000
Net earnings                                       ---          ---            ---        4,504,000      4,504,000
- ------------------------------------------   ---------  -----------    -----------      -----------    -----------
Balance, December 31, 1995                   3,733,822  $31,798,000    $   400,000      $10,175,000    $42,373,000

Cash dividends declared ($0.17 per share)          ---          ---            ---         (640,000)      (640,000)
Stock options exercised                         36,972     292,0000            ---              ---        292,000
Change in net unrealized gain (loss)
  in securities available-for-sale                 ---          ---       (342,000)             ---       (342,000)
Net earnings                                       ---          ---            ---        2,694,000      2,694,000
- ------------------------------------------   ---------  -----------    -----------      -----------    -----------
Balance, June 30, 1996                       3,770,794  $32,090,000    $    58,000      $12,229,000    $44,377,000
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


                            ----------------------


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

Part I.  Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

Total assets at June 30, 1996 were $389.9 million compared to $383.2 million at December 31, 1995. The increase in total assets was primarily due to an increase in total deposits. The funds received from depositors and loan repayments, net of loan disbursements, were deployed into securities available-for-sale.

Federal funds sold, considered as overnight loans to other banks, decreased to $7.0 million at June 30, 1996 compared to $9.7 million at December 31, 1995.

Securities available-for-sale increased $12.4 million to $99.0 million at June 30, 1996 compared to $86.6 million at December 31, 1995.

The following table summarizes the components of total gross loans outstanding in each category at the date indicated (in thousands):


                                                                        December 31,
                                     June 30,    --------------------------------------------------------
                                       1996        1995        1994        1993        1992        1991
                                     --------    --------    --------    --------    --------    --------
Commercial, Secured and Unsecured    $101,039    $ 94,548    $ 66,987    $ 67,723    $ 74,603    $ 83,937
Interim Construction                   19,934      18,219       4,789      13,039      21,595      28,770
Real Estate                            75,133      88,097      78,607      80,088      90,985      98,373
Installment                            26,236      26,553      18,945      17,961      21,374      28,229
Credit Card                             1,717       1,791       1,298       1,357       1,456       1,491
Lease Financing                           825         876       1,286       2,716       3,515       3,853
Less: Unearned Income                    (112)       (127)        (38)       (419)       (739)     (1,208)
                                     --------    --------    --------    --------    --------    --------
    Total Gross Loans                $224,772    $229,957    $171,874    $182,465    $212,789    $243,445
                                     ========    ========    ========    ========    ========    ========


Total gross loans decreased to $224.8 million at June 30, 1996 from $230.0 million at December 31, 1995 due primarily to loan repayments in the real estate loan segment partially offset by growth in the commercial loan segment. The Company had experienced declining loan balances from 1991 to 1994 largely due to more stringent underwriting criteria, fewer borrowers in the recessionary environment meeting the underwriting criteria, loan payoffs and reduced demand for new credit. Additionally, during this period the Company eliminated the construction lending department in order to reduce its exposure to the declining real estate market. The Company, through the acquisition of Mariners Bancorp in October 1995, operates a construction lending department. The Company intends to originate and service interim construction loans.

The following tables show the maturities of loans and their sensitivities to changes in interest rates at June 30,1996.

                                           Due in        Due after
                                          One Year      One Year to     Due after
                                          Or Less       Five Years     Five Years       Total
                                          --------      -----------    ----------      --------
Commercial, Secured and Unsecured         $ 79,450        $16,714        $ 4,875       $101,039
Interim Construction                        15,945          3,354            635         19,934
Real Estate                                 57,741         12,147          5,245         75,133
Installment                                 21,290          4,479            467         26,236
Credit Card                                  1,702              0             15          1,717
Leases                                         217            496              0            713
                                          --------        -------        -------       --------
                                          $176,345        $37,190        $11,237       $224,772
                                          ========        =======        =======       ========


                                                                          Maturing
                                                           Within          After
                                                           One Year       One Year        Total
                                                           --------       --------       --------
Loans with Predetermined Interest Rates                    $ 24,998       $ 38,895       $ 63,893
Loans with Floating or Adjustable Interest Rates            151,347          9,532        160,879



The following table provides information with respect to the components of the Company's nonperforming loans at the dates indicated (amounts in thousands):

                                                             December 31,
                                   June 30,  ------------------------------------------
                                     1996     1995     1994     1993     1992     1991
                                    ------   ------   ------   ------   ------   ------
Nonaccrual Loans                    $4,295   $5,818   $3,161   $2,092   $2,927   $8,364
Loans More Than 90 Days Past Due       103      380      246       56      361      349
                                    ------   ------   ------   ------   ------   ------
 Total Nonperforming Loans          $4,398   $6,198   $3,407   $2,148   $3,288   $8,713
                                    ======   ======   ======   ======   ======   ======

Ordinarily, the accrual of interest ceases when no payment of interest or principal has been made for 90 days or if the Bank has reason to believe that continued payment of interest and principal is unlikely. Accrued interest, if any, is reversed at the time such loans are placed on nonaccrual status. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $170,000 for the six months ended June 30, 1996 and $172,000, $144,000, $108,000, $103,000, and $166,000, for the
years ended 1995, 1994, 1993, 1992, and 1991 respectively.

The following is a summary of impaired loans and the related allowance for possible credit losses:


                                               June 30, 1996            December 31, 1995
                                          ------------------------- --------------------------
                                                        Allowance                  Allowance
                                           Recorded   for Possible   Recorded    for Possible
                                          Investment  Credit Losses Investment   Credit Losses
                                          ----------  ------------- ----------   -------------
                                                            (In thousands)
Impaired loans requiring an allowance
  for possible credit losses                $4,138        $954         $5,077        $1,985
Impaired loans not requiring an
  allowance for possible credit losses         ---         ---            741           ---
                                            ------        ----         ------        ------
                                            $4,138        $954         $5,818        $1,985
                                            ======        ====         ======        ======


Troubled Debt Restructurings
- ----------------------------

                                                    December 31,
                              June 30, ---------------------------------------
                               1996     1995    1994    1993    1992     1991
                              -------- ------  ------  ------  ------   ------
                                                   (In thousands)
Troubled debt restructuring   $3,206   $1,531  $7,069  $1,431  $  ---   $  ---


Troubled debt restructurings consist primarily of loans for which the interest rate was reduced or the payment provisions were modified because of the inability of the borrower to service the obligation under the original terms of the agreements. Income is accrued at the lower effective rate provided the borrower is current under the revised terms and conditions of the agreements. Under the original terms of the restructured loans, interest earned would have totaled approximately $156 thousand for the six months ended June 30, 1996 and $235 thousand for the year ended December 31, 1995. Under the restructured terms, recorded interest income amounted to $113 thousand for the six months ended June 30, 1996 and $187 thousand for the year ended December 31, 1995.

The following table summarizes, for the periods indicated, changes in the allowance for possible credit losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for possible credit losses (amounts in thousands):


                                          For the Six                   For the Year Ended December 31,
                                         Months Ended        ----------------------------------------------------
                                         June 30, 1996        1995       1994        1993        1992       1991
                                         -------------       ------     ------      ------      ------     ------
Allowance for possible credit losses:

Balance at beginning of period             $   6,265         $5,564     $4,740      $3,530      $3,757     $2,656
Actual charge-offs:
    Commercial                                    25            342        570         502         574        406
    Interim construction                         ---            ---        ---         590         741        ---
    Credit cards                                  29             36         36          35          66         48
    Consumer                                     118            165        151          98         494        307
    Real estate                                1,472            763        720       1,277         142        ---
    Direct lease financing                         2              5         97          32          60         21
                                           ---------         ------     ------      ------      ------     ------
      Total charge-offs                        1,646          1,311      1,574       2,534       2,077        782

Less recoveries:
    Commercial                                    37            156        118          27          54         61
    Interim construction                         ---            ---        ---          11         ---        ---
    Credit cards                                   9              9         13          21           5          8
    Consumer                                      48             49         30         106          50         60
    Real estate                                   40            225        ---         ---         ---        ---
    Direct lease financing                       ---            ---          8           3           6        ---
                                           ---------         ------     ------      ------      ------     ------
     Total recoveries                            134            439        169         168         115        129
                                           ---------         ------     ------      ------      ------     ------
Net loans charged off                          1,512            872      1,405       2,366       1,962        653

Provision for credit losses                      152            756      2,006       3,576       1,735      1,159
Changes incident to acquisitions                 ---            817        223         ---         ---        ---
                                           ---------         ------     ------      ------      ------     ------
Balance at end of period                   $   4,905         $6,265     $5,564      $4,740      $3,530     $3,757
                                           =========         ======     ======      ======      ======     ======

Ratios:

    Net loans charged off to average loans      0.67%          0.47%      0.79%       1.22%       0.84%      0.30%
    Allowance for credit losses to
      total gross loans                         2.18%          2.72%      3.24%       2.60%       1.66%      1.54%
    Net loans charged off to allowance
      for credit losses                        30.81%         13.92%     25.25%      49.92%      55.58%     17.38%
    Net loans charged off to provision
      for credit losses                       994.74%        115.34%     70.04%      66.16%     113.08%     56.34%
    Allowance for credit losses to non-
     performing loans                         111.53%        101.08%    163.31%     220.07%     107.36%     43.12%

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

The Company has allocated the allowance for credit losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the following table:

                       June 30, 1996        1995             1994              1993             1992             1991
                      ---------------  ---------------   ---------------  ---------------  ---------------  ---------------
                      Amount  Percent  Amount  Percent   Amount  Percent  Amount  Percent  Amount  Percent  Amount  Percent
                      ------  -------  ------  -------   ------  -------  ------  -------  ------  -------  ------  -------
Commercial, Secured
 and Unsecured        $2,205   45.0%   $2,117    33.8%   $2,281    39.0%  $2,164    37.1%  $1,715    35.1%  $1,296   34.5%
Interim Construction     435    8.9       280     4.5       310     2.8      325     7.1      440    10.1      443   11.8
Real Estate            1,640   33.4     3,274    52.3     2,597    45.7    1,780    43.9    1,091    42.8    1,518   40.4
Installment              572   11.7       500     8.0       271    11.0      334     9.8      245    10.0      428   11.4
Credit Card               37    0.7        64     1.0        52     0.8      101     0.8       11     0.7       23    0.6
Lease Financing           16    0.3        30     0.4        53     0.7       36     1.3       28     1.3       49    1.3
                      ------ ------    ------   -----    ------   -----   ------   -----   ------   -----   ------  -----
Total                 $4,905 100.00%   $6,265   100.0%   $5,564   100.0%  $4,740   100.0%  $3,530   100.0%  $3,757  100.0%
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

On June 30, 1995 other real estate owned totaled $515 thousand compared to $2.0 million at December 31, 1995.

Total deposits increased $6.4 million at June 30, 1996 to $339.6 million compared to $333.3 million at December 31, 1995. Noninterest bearing demand deposits, time certificates of deposits under $100,000 and time certificates of $100,000 and greater increased $5.6 million, $5.2 million and $3.5 million, respectively during the first half of 1996. Savings and money market deposits, however, declined $7.9 million during this same period.

Federal funds purchased decreased $2.0 million to $1.8 million at June 30, 1996 compared to December 31, 1995. The Company purchases federal funds from one of its financial institution customers as an accommodation.

Total shareholders' equity increased $2.0 million during the six months ended June 30, 1996. Net earnings for the period contributed $2.7 million to retained earnings while cash dividends of approximately $600 thousand decreased retained earnings. During this period common stock increased approximately $300 as a result of exercise of stock options and the value of securities available-for-sale declined approximately $300.

Liquidity and Interest Sensitivity
- ----------------------------------

In order to meet periodic increases in loan demand, potential deposit withdrawals and maturities of short-term, large time certificates of deposit, the Company maintains short-term fund sources. These include cash on hand and on deposit with correspondent banks; "federal funds sold", which are essentially demand loans to other banks; and securities available-for-sale. Such cash and near-cash items, and securities available-for-sale totaled $138.6 million at June 30, 1996, which represented 35.5 percent of total assets.

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

One way to measure the impact that future change in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. The Company's cumulative gap at June 30, 1996 for a three month and one year period was 92 percent and 116 percent, respectively.

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

Results of Operations - Quarter Ended June 30, 1996
- ---------------------------------------------------

Net income for the three months ended June 30, 1996 was $1.4 million, or $0.36 per share, compared to $1.0 million, or $0.34 per share, for the same period in 1995. This increase was primarily due to greater volume of earning assets, lower provisions for possible credit losses, higher other income, partially offset by higher noninterest expenses.

Net interest income totaled $5.2 million for the three months ended June 30, 1996 compared to $4.6 million for the same period in 1995, an increase of $600 thousand. This increase was primarily due to higher yield and greater volume of earning assets, partially offset by higher rate and greater volume on interest bearing deposits.

The Company provided no amounts for loan and lease losses during the three months ended June 30, 1996 compared to $301 in the same period in 1995. This reduction was made based upon the Company's evaluation of the adequacy of its allowance for possible credit losses. The allowance for possible credit losses is established based upon an analysis providing specific allowances for loans that management has identified to have potential loss and general allowances for unidentified losses inherent in the portfolio. The general allowance is determined by segmenting the portfolio by risk rating and loan type with allowances established based upon historical losses in each portfolio segment. Additionally, consideration is given to loan type concentrations in the portfolio and the current and anticipated economic environment.

Other income for the quarter ended June 30, 1996 was $1.2 million compared to $1.0 million for the same period in 1995.

Other expenses for the three months ended June 30, 1996 were $4.0 million compared to $3.5 million for the same period in 1995.

Results of Operations - Six Months Ended June 30, 1996
- ------------------------------------------------------

Net earnings for the six months ended June 30, 1996 were $2.7 million, or $0.70 per share, compared to $1.9 million, or $0.63 per share, for the first half in 1994.

Net interest income increased $1.7 million to $10.7 million for the six months ended June 30, 1996 compared to $9.0 million for the same period in 1995. Interest income increased $2.9 million in the 1996 period while interest expense on deposits and other borrowings increased $1.3 million. The 1996 interest income was higher due to higher volumes of earning assets primarily a result of the Mariners Bancorp acquisition that was consummated in October 1995. A greater volume of noninterest bearing deposits funded the earning assets in the first half of 1996.

The provision for loan and lease losses for the first six months of 1996 was $152 thousand compared to $603 thousand for the six months ended June 30, 1995. The decrease was based upon management's assessment of the adequacy of the allowance for possible credit losses as discussed above in the quarterly discussion.

Other income increased to $2.3 million for the six months ended June 30, 1996 compared to $2.0 million for the same period in 1995.

Other expense was $1.2 million higher in the first half of 1996 totaling $8.3 million compared to $7.1 million for the same period in 1995. Salary expense was $500 thousand greater for the 1996 period compared to 1995 and employee benefits expense was $100 thousand greater. The Company's staffing levels were higher in the 1996 period than 1995 due to the net additional branches acquired in the Mariner Bancorp acquisition and the organization of several new departments.

Newly Issued Accounting Pronouncements
- --------------------------------------

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. However, SFAS 121 does not apply to financial instruments, core deposit intangibles, mortgage and other servicing rights or deferred tax assets. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company has adopted SFAS 121 effective January 1, 1996 and it has had no material impact on the financial statements.

In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights", an amendment to Statement of Financial Accounting Standards No. 65. SFAS 122 requires an institution that purchases or originates mortgage loans and sells or securitizes those loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values.
In addition, institutions are required to assess impairment of the capitalized mortgage servicing portfolio based on the fair value of those rights on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. Capitalized mortgage servicing rights are to be stratified based upon one or more of the predominate risk characteristics of the underlying loans such as loan type, size, note rate, date of origination, term and/or geographic location. SFAS 122 is effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 122 on January 1, 1996 has had no material impact on the Company's operation.

In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and should be applied prospectively. Management has not yet evaluated the effect, if any, SFAS 125 will have on the Company's financial conditions or operations.

Part II.   Other Information


Items 1-3.

No reportable events.


Item 4.

On April 17, 1996 the Annual Meeting of Shareholders was held for the purpose of:

        a) Electing eleven directors. The names of so elected and the number of votes set opposite their respective names were:



      Director                 For              Withheld            Director                For            Withheld
      --------              ---------           --------            --------             ---------         --------
Michael B. Burns            2,352,840             8,112        Warren Finley             1,770,939          590,013
J.B. Crowell                2,352,840             8,112        Warren Fix                2,349,168           11,784
Raymond E. Dellerba         2,352,840             8,112        Richard Korsgaard         2,352,840            8,112
Julia DiGiovanni            2,349,168            11,784        Donald F. Sodaro          2,352,840            8,112
Lynne Pierson Doti          2,352,840             8,112        George H. Wells           2,005,277          355,675
Rolf J. Engen               2,349,168            11,784

        The names of directors having a remaining term after the election are the same as noted above.


Item 5.   Other Information

On May 16, 1996 the Board of Directors declared a cash dividend of 9 cents per share payable July 1, 1996 to Shareholders of record June 3, 1996.


Item 6.  Exhibits and Reports on Form 8-K

      Exhibits

          (27)  Financial Data Schedule.

      Reports on Form 8-K

          (1)  None.

                                   SIGNATURE



Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           Eldorado Bancorp
                                           -----------------------------
                                           (Registrant)





August 02, 1996                            /s/  Raymond E. Dellerba
- ---------------                            -----------------------------
     Date                                  Raymond E. Dellerba
                                           Executive Vice President





August 02, 1996                            /s/  David R. Brown
- ---------------                            -----------------------------
     Date                                  David R. Brown
                                           Executive Vice President
                                           Chief Financial Officer
                                           (Principal Financial Officer)