Form 10-Q
period 1996-09-30
ELDORADO BANCORP
filed 1996-11-14
CIK 351991

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

                                    (Mark One)
[  X  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the period ended   September 30, 1996

                                       or
[      ] Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from  _______________  to_____________________

Commission File Number:                    1-9709

                                 ELDORADO BANCORP
             (Exact name of registrant as specified in its charter)

 CALIFORNIA                                              95-3642383
 (State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                          Identification Number)

 17752 EAST SEVENTEENTH STREET, TUSTIN, CALIFORNIA       92680
 (Address of principal executive offices)                (Zip Code)


                                 (714)  798-1100
              Registrant's telephone number, including area code)

________________________________________________________________________________
            (Former name, former address and former fiscal year,
                         if changed since last report.)


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

                     [     ]   Yes             [     ]   No

There were 3,787,492 shares of common stock for the registrant outstanding as of September 30, 1996.

Part I.  Financial Information
Item I.  Financial Statements

                                Eldorado Bancorp and Its Subsidiary
                                           Eldorado Bank

                                    CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)
                                       (Dollars in Thousands)

             ASSETS                                                                   September 30, 1996        December 31, 1995
             ------                                                                   ------------------        -----------------
             Cash and due from banks                                                       $ 28,749                   $ 32,233
             Federal funds sold                                                              10,300                      9,700
             Securities available-for-sale                                                  105,080                     86,580
             Securities held-to-maturity - approximate market value of $7,985 in
             1996 and $7,212 in 1995                                                          8,081                      7,087
             Loans and direct lease financing                                               218,387                    229,957
             Less allowance for possible credit losses                                        4,839                      6,265
                                                                                           --------                   --------

                Net loans and direct lease financing                                        213,548                    223,692

             Premises and equipment, net                                                      8,178                      8,598
             Other real estate owned                                                            403                      1,965
             Accrued interest receivable and other assets                                    14,570                     13,331
                                                                                           --------                   --------

                                                                                           $388,909                   $383,186
                                                                                           ========                   ========


             LIABILITIES AND SHAREHOLDERS' EQUITY

             Liabilities
               Deposits
                     Demand, non-interest bearing                                          $106,468                   $ 99,770
                     Savings and money market                                               144,370                    157,882
                     Time certificates under $100,000                                        49,204                     43,534
                     Time certificates of $100,000 or more                                   35,798                     32,092
                                                                                           --------                   --------

                    Total deposits                                                          335,840                    333,278

             Federal funds purchased                                                          2,165                      3,772
             Other liabilities                                                                5,340                      3,763
                                                                                           --------                   --------

                 Total liabilities                                                          343,345                    340,813

             Shareholders' equity
               Preferred stock, no par value;
                     authorized 5,000 shares, none issued                                       ---                        ---
               Common stock, no par value;
                     authorized 12,500,000 shares; issued and
                     outstanding 3,787,492 shares in 1996 and
                     2,762,008 shares in 1995                                                32,222                     31,798
             Securities valuation allowance, net                                                103                        400
             Retained earnings                                                               13,239                     10,175
                                                                                           --------                   --------
                                                                                             45,564                     42,373
                                                                                           --------                   --------
                Total shareholders' equity and liabilities                                 $388,909                   $383,186
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

                                                                         Three Months Ended                  Nine Months Ended
                                                                              September 30                       September 30
                                                                       -----------------------            -----------------------
                                                                           1996           1995                1996          1995
Interest Income
  Loans                                                                $  5,472      $   4,454            $ 16,465      $ 12,914
  Investment securities                                                   1,613          1,376               4,588         3,956
  Federal funds sold                                                        204            188                 677           644
  Direct lease financing                                                     22             25                  67            96
                                                                      ---------       --------            --------      --------
                                                                          7,311          6,043              21,797        17,610
Interest Expense
  Deposits                                                                1,832          1,356               5,559         3,831
  Other                                                                      28             86                  91           216
                                                                      ---------       --------            --------      --------
             Total interest expense                                       1,860          1,442               5,650         4,047
                                                                      ---------       --------            --------      --------
         Net interest income                                              5,451          4,601              16,147        13,563

Provision for loan and lease losses                                           1            152                 153           755
                                                                      ---------       --------            --------      --------
         Net interest income after provision
           for loan and lease losses                                      5,450          4,449              15,994        12,808

Other Income                                                                991            966               3,338         3,004

Other Expense

        Salaries and related expenses                                     1,878          1,564               5,562         4,734
        Occupancy                                                           422            401               1,277         1,163
        Other                                                             1,776          1,412               5,549         4,613
                                                                      ---------       --------            --------      --------
                                                                          4,076          3,377              12,388        10,510
                                                                      ---------       --------            --------      --------
Earnings before taxes                                                     2,365          2,038               6,944         5,302

Income Taxes                                                                976            842               2,861         2,189
                                                                      ---------       --------            --------      --------

      Net Earnings                                                    $   1,389       $  1,196            $  4,083      $  3,113
                                                                      =========       ========            ========      ========

Fully-diluted earnings per common share                               $    0.35       $   0.39            $   1.05      $   1.03
                                                                      =========       ========            ========      ========

Weighted average common shares used in per share calculation          3,909,800      3,036,597           3,880,737     3,034,043

Part I.  Financial Information
Item I.  Financial Statements (continued)

                                      Eldorado Bancorp and Its Subsidiary
                                                 Eldorado Bank
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                             (Dollars in Thousands)


                                                                                       Nine Months Ended          Nine Months Ended
                                                                                       September 30, 1996         September 30, 1995
                                                                                       ------------------         ------------------
         Cash Flows from operating activities:
         Net earnings                                                                          $  4,083                  $  3,113
         Adjustments to reconcile net earnings to net cash
           provided by operating activities:
                 Depreciation and amortization                                                      776                       638
                 Amortization of goodwill                                                           479                        83
                 Provision for possible credit losses                                               153                       755
                 Provision for possible losses on other real estate owned                           ---                        58
                 (Gain) loss on sale of SBA loans                                                  (144)                       (4)
                 (Gain) loss on sale of securities available-for-sale                                (2)                      (48)
                 Amortization of deferred income, costs, discounts and fees                        (256)                      (58)
                 Loan fees collected                                                                314                       259
                 (Gain) loss on sale of other real estate owned                                    (149)                      (51)
                 (Gain) loss on sale of premises and equipment                                       (6)                       (6)

         Change in assets and liabilities net of effects from acquisitions of banks:
                 (Increase) decrease in accrued interest receivable                                  14                      (963)
                 (Increase) decrease in other assets/current tax
                   receivable and other real estate owned                                        (1,684)                   (2,391)
                 Increase (decrease) in other liabilities                                         1,577                       487
                 (Increase) decrease in deferred income taxes                                        (1)                        2
                                                                                                 ------                   -------
                          Total adjustments                                                       1,071                    (1,239)
                                                                                                 ------                   -------
                          Net cash provided by operating activities                               5,154                     1,874

         Cash flows from investing activities:
                 Proceeds from maturity of securities available-for-sale                         44,616                    68,910
                 Proceeds from sale of securities available-for-sale                              2,166                       569
                 Proceeds from sale of securities held-to-maturity                                2,500                       ---
                 Purchase of securities available-for-sale                                      (65,827)                  (61,962)
                 Purchase of securities held-to-maturity                                         (3,492)                   (4,503)
                 Net (increase) decrease in loans and leases                                     10,077                    (5,518)
                 Purchases of premises and equipment                                               (329)                     (599)
                 Proceeds from sale of other real estate owned                                    1,876                       667
                 Proceeds from sale of loans                                                        ---                     1,732
                 Net (increase) decrease in commercial loans held for sale                          ---                    (1,483)
                 Proceeds from sale of premises and equipment                                        15                         5
                                                                                                -------                   -------

                          Net cash used in investing activities                                $ (8,398)                $  (2,182)
                                                                                               ---------                ----------

Part I.  Financial Information
Item I.  Financial Statements (continued)


                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                                                 Nine Months Ended            Nine Months Ended
                                                                                 September 30, 1996           September 30, 1995
                                                                                 ------------------          -------------------
Cash Flows from operating activities:
     Net increase (decrease) in deposits                                                 $   2,562                   $ (1,541)
     Net increase (decrease) in federal funds purchased                                     (1,607)                     4,458
     Dividends paid                                                                         (1,019)                      (662)
     Proceeds from stock options exercised                                                     424                         44
                                                                                           -------                    -------
                          Net cash provided by financing activities                            360                      2,299
                                                                                           -------                    -------

Increase (decrease) in cash and cash equivalents                                            (2,884)                     1,991

Cash and cash equivalents at beginning of year                                              41,933                     32,950

Cash and cash equivalents at September 30                                                 $ 39,049                  $  34,941
                                                                                          ========                  =========

Part I.  Financial Information
Item I.  Financial Statements (continued)


                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For nine months ended September 30, 1996
                                      and
                  For years ended December 31, 1995, and 1994
                                  (Unaudited)



                                                                                Net Unrealized
                                                         Securities             Gain (Loss) on                          Total
                                                        Common Stock              Securities         Retained       Shareholders'
                                                     Shares      Amount       Available-for-Sale     Earnings          Equity
                                                 ------------------------     ------------------     ---------      ------------
      Balance, December 31, 1993                 2,752,255     17,427,000                 ---        9,862,000        27,289,000

      Net unrealized holding gain on securities
        available-for-sale as of January 1, 1994       ---            ---         $ 1,179,000              ---         1,179,000
      Cash dividends declared ($0.16 per share)        ---            ---                 ---         (441,000)         (441,000)
      Stock options exercised                        4,473         35,000                 ---              ---            35,000
      Change in net unrealized gain on
      securities                                       ---            ---          (1,524,000)             ---        (1,524,000)
       available-for-sale
      Net earnings                                     ---            ---                 ---        2,556,000         2,556,000
                                                 ---------    -----------         -----------      -----------       -----------
      Balance, December 31, 1994                 2,756,728    $17,462,000         $  (345,000)     $11,977,000       $29,094,000

      Cash dividends declared ($0.36 per share)        ---            ---                 ---         (960,000)         (960,000)
      Stock options exercised                        7,380         62,000                 ---              ---            62,000
      Common stock issued                          630,276      8,928,000                 ---              ---         8,928,000
      10% common stock dividend                    339,438      5,346,000                 ---       (5,346,000)              ---
      Change in net unrealized gain on
      securities available-for-sale                                   ---                 ---          745,000               ---
      Net earnings                                     ---            ---                 ---        4,504,000         4,504,000
                                                 ---------    -----------         -----------      -----------       -----------
      Balance, December 31, 1995                 3,733,822    $31,798,000         $   400,000      $10,175,000       $42,373,000

      Cash dividends declared ($0.27 per share)        ---            ---                 ---       (1,019,000)       (1,019,000)
      Stock options exercised                       53,670        424,000                 ---              ---           424,000
      Change in net unrealized gain
        in securities available-for-sale               ---            ---            (297,000)             ---          (297,000)
      Net earnings                                     ---            ---                 ---        4,083,000         4,083,000
                                                 ---------    -----------         -----------      -----------       -----------
      Balance,  September 30, 1996               3,787,492    $32,222,000         $   103,000      $13,239,000       $45,564,000

Part I.  Financial Information
Item I.  Financial Statements (continued)


                      Eldorado Bancorp and Its Subsidiary
                                 Eldorado Bank
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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


NOTE B - EARNINGS PER SHARE

Net earnings per common share are based upon the weighted average number of shares outstanding during each period and common share equivalents after giving retroactive effect to stock dividends, including the 10 percent stock dividend declared in November 1995.

Part I.    Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Financial Condition

Total assets at September 30, 1996 were $388.9 million compared to $383.2 million at December 31, 1995. The increase in total assets was primarily reflected in an increase in investment securities available-for-sale partially offset by a reduction in loans and direct lease financing. The increase in assets was funded by increases in deposits, other liabilities and retained earnings.

Investment securities available-for-sale increased to $105.1 million at September 30, 1996 from $86.6 million at December 31, 1995 due to redeployment of earning assets from loans and direct lease financing. Investment securities held-to-maturity increased to $8.1 million at September 30, 1996 from $7.1 million at year end 1995 due to the purchase of securities classified in this category since year end.

The following table summarizes the components of total gross loans outstanding in each category at the date indicated (in thousands):


                                                 September
                                                    30,                                    December 31,
                                                   1996              1995        1994         1993        1992         1991
                                                 --------          --------    --------     --------    --------     --------
         LOANS
         Commercial, Secured and Unsecured        $95,880           $94,548     $66,987      $66,987     $74,603      $83,937
         Interim Construction                      18,718            18,219       4,789        4,789      21,595       28,770
         Real Estate                               74,967            88,097      78,607       78,607      90,985       98,373
         Installment                               26,345            26,553      18,945       18,945      21,374       28,229
         Credit Card                                1,776             1,791       1,298        1,298       1,456        1,491
         Lease Financing                              806               876       1,286        1,286       3,515        3,853
         Less: Unearned Income                       (105)             (127)        (38)         (38)       (739)      (1,208)
                                                 --------          --------    --------     --------    --------     --------
             Total Gross Loans                   $218,387          $229,957    $171,874     $182,465    $212,789     $243,445


Total gross loans decreased to $218.4 million at September 30, 1996 from $230.0 million at December 31, 1995 due to continued loan repayments in the real estate loan segment partially offset by growth in the commercial loan segment. The Company had experienced declining loan balances from 1991 to 1994 largely due to more stringent underwriting criteria, fewer borrowers in the recessionary environment meeting the underwriting criteria, loan payoffs and reduced demand for new credit as a result of a lower level of economic activity. Additionally, the Company eliminated its interim construction lending department in order to reduce its exposure to the real estate market during the recession. The growth in loan balances in 1995 reflects the acquisition of Mariners Bancorp in October 1995. The Company, through the acquisition of Mariners Bancorp once again operates a construction lending department, originating and servicing interim construction loans.

The following tables show the maturities of loans and their sensitivities to changes in interest rates at September 30, 1996. Non-accrual loans and lease financing is not included in this table:

                                                 Due in           Due after
                                                One Year         One Year to         Due after
                                                 Or Less         Five Years         Five Years            Total
                                               ---------         ----------         ----------          ---------
         Commercial, Secured and Unsecured     $  73,796           $ 16,779           $ 3,966           $  94,541
         Interim Construction                     14,449              3,285               777              18,511
         Real Estate                              57,871             13,158             3,110              74,139
         Installment                              20,590              4,682             1,107              26,379
         Credit Card                               1,776                  0                 0               1,776
                                               ---------           --------           -------           ---------
                                               $ 168,482           $ 37,904           $ 8,960           $ 215,346
                                               =========           ========           =======           =========


                                                                                    Maturing
                                                                 Within             After
                                                                 One Year           One Year            Total
                                                                 --------           --------           -------
         Loans with Predetermined Interest Rates                  $19,627            $44,058           $63,685
         Loans with Floating or Adjustable Interest Rates         150,181              1,480           151,661

The following table provides information with respect to the components of the Company's nonperforming loans at the dates indicated (amounts in thousands):

                                                                                          December 31,
                                                   September 30,  --------------------------------------------------------
                                                       1996        1995         1994          1993        1992       1991
                                                      ------      ------       ------        ------      ------     ------
         Nonaccrual Loans                             $4,818      $5,818       $3,161        $2,092      $2,927     $8,364
         Loans More Than 90 Days Past Due                ---         380          246            56         361        349
                                                      ------      ------       ------        ------      ------     ------
          Total Nonperforming Loans                   $4,818      $6,198       $3,407        $2,148      $3,288     $8,713
                                                      ------      ------       ------        ------      ------     ------

Ordinarily, the accrual of interest ceases when no payment of interest or principal has been made for 90 days or if the Bank has reason to believe that continued payment of interest and principal is unlikely. Accrued interest, if any, is reversed at the time such loans are placed on nonaccrual status. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $213,000 for the nine months ended September 30, 1996 and $172,000, $144,000, $108,000, $103,000, and $166,000,
for the years ended 1995, 1994, 1993, 1992, and 1991 respectively.

The following is a summary of impaired loans and the related allowance for possible credit losses:


                                                           September 30, 1996
                                                       --------------------------             December 31, 1995
                                                                       Allowance         ---------------------------
                                                                      for Possible                       Allowance
                                                        Recorded        Credit             Recorded     for Possible
                                                       Investment       Losses            Investment   Credit Losses
                                                       ----------       ---------        -----------   -------------
                                                                            (In thousands)
         Impaired loans requiring an allowance
          for possible credit losses                     $4,106         $1,005              $5,077         $1,985
         Impaired loans not requiring an
         allowance                                          ---            ---                 741            ---
          for possible credit losses
                                                         ------         ------              ------         ------
                                                         $4,106         $1,005              $5,818         $1,985
                                                         ======         ======              ======         ======


Troubled Debt Restructurings

                                                                                       December 31,
                                             September 30,        ----------------------------------------------------------
                                                 1996              1995         1994         1993       1992        1991
                                             -------------        ------       ------       ------     ------      ------
                                                                                      (In thousands)
          Troubled debt restructuring           $3,580            $1,531       $7,069       $1,431     $  ---      $  ---


Troubled debt restructurings consist primarily of loans for which the interest rate was reduced or the payment provisions were modified because of the inability of the borrower to service the obligation under the original terms of the agreements. Income is accrued at the lower effective rate provided the borrower is current under the revised terms and conditions of the agreements. Under the original terms of the restructured loans, interest earned would have totaled approximately $356 thousand for the nine months ended September 30, 1996 and $235 thousand for the year ended December 31, 1995. Under the restructured terms, recorded interest income amounted to $152 thousand for the nine months ended September 30, 1996 and $187 thousand for the year ended December 31, 1995.

The following table summarizes, for the periods indicated, changes in the allowance for possible credit losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for possible credit losses (amounts in thousands):


                                                    For the Nine
                                                    Months ended                  For the Year ended December 31,
                                                    September 30,     -------------------------------------------------------
                                                       1996             1995       1994        1993       1992        1991
                                                    ------------      -------------------------------------------------------
        Allowance for possible credit losses:

        Balance at beginning of period                    $6,265        $5,564      $4,740      $3,530     $3,757      $2,656
        Actual charge-offs:
            Commercial                                        97           342         570         502        574         406
            Interim construction                             ---           ---         ---         590        741         ---
            Credit cards                                      40            36          36          35         66          48

            Consumer                                         164           165         151          98        494         307
            Real estate                                    1,458           763         720       1,277        142         ---
            Direct lease financing                             5             5          97          32         60          21
                                                          ------        ------      ------      ------     ------      ------
              Total charge-offs                            1,764         1,311       1,574       2,534      2,077         782

        Less recoveries:
            Commercial                                        54           156         118          27         54          61
            Interim construction                             ---           ---         ---          11        ---         ---
            Credit cards                                      10             9          13          21          5           8
            Consumer                                          75            49          30         106         50          60
            Real estate                                       46           225         ---         ---        ---         ---

            Direct lease financing                           ---           ---           8           3          6         ---
                                                          ------        ------      ------      ------     ------      ------
             Total recoveries                                185           439         169         168        115         129
                                                          ------        ------      ------      ------     ------      ------
        Net loans charged off                              1,579           872       1,405       2,366      1,962         653

        Provision for credit losses                          153           756       2,006       3,576      1,735       1,159
        Changes incident to acquisitions                     ---           817         223         ---        ---         ---
                                                          ------        ------      ------      ------     ------      ------
        Balance at end of period                          $4,839        $6,265      $5,564      $4,740     $3,530      $3,757
                                                          ------        ------      ------      ------     ------      ------

        Ratios:

            Net loans charged off to average loans          0.71%         0.47%       0.79%       1.22%      0.84%       0.30%
            Allowance for credit losses to total gross
              loans                                         2.22%         2.72%       3.24%       2.60%      1.66%       1.54%
            Net loans charged off to allowance for
             credit losses                                 32.63%        13.92%      25.25%      49.92%     55.58%      17.38%
            Net loans charged off to provision for
             credit losses                              1,032.03%       115.34%      70.04%      66.16%    113.08%      56.34%
            Allowance for credit losses to non-
             performing loans                             100.44%       101.08%     163.31%     220.07%    107.36%      43.12%

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

The Company has allocated the allowance for credit losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the following table:

                         September 30,
                            1996               1995              1994              1993              1992              1991
                        ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
                        Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                        ------  -------   ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
Commercial, Secured
and Unsecured           $2,125    43.9    $2,117    33.8    $2,281    39.0%   $2,164    37.1%   $1,715    35.1%   $1,296    34.5%
Interim Construction       414     8.6       280     4.5       310     2.8       325     7.1       440    10.1       443    11.8
Real Estate              1,661    34.3     3,274    52.3     2,597    45.7     1,780    43.9     1,091    42.8     1,518    40.4
Installment                584    12.1       500     8.0       271    11.0       334     9.8       245    10.0       428    11.4
Credit Card                 39     0.8        64     1.0        52     0.8       101     0.8        11     0.7        23     0.6
Lease Financing             16     0.3        30     0.4        53     0.7        36     1.3        28     1.3        49     1.3
                        ------  ------    ------   -----    ------  ------    ------  ------    ------   -----    ------   -----
Total                   $4,839   100.0%   $6,265   100.0%   $5,564   100.0%   $4,740   100.0%   $3,530   100.0%   $3,757   100.0%
                        ======   =====    ======   =====    ======   =====    ======   =====    ======   =====    ======   =====

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

On September 30, 1996 other real estate owned totaled $403 thousand compared to $2.0 million at December 31, 1995.

Total deposits increased $2.5 million at September 30, 1996 to $335.8 million compared to $333.3 million at December 31, 1995. Noninterest bearing demand deposits, time certificates of deposits under $100,000 and time certificates of $100,000 and greater increased $6.7 million, $5.7 million and $3.7 million, respectively during the first nine months of 1996. Savings and money market deposits, however, declined $13.5 million during this same period.

Federal funds purchased decreased $1.6 million to $2.2 million at September 30, 1996 compared to December 31, 1995. The Company purchases federal funds from one of its financial institution customers as an accommodation.

Total shareholders' equity increased $3.2 million during the nine months ended September 30, 1996. Net earnings for the period contributed $4.1 million to retained earnings while cash dividends of approximately $1.0 million decreased retained earnings. During this period common stock increased approximately $424 thousand as a result of exercise of stock options and the value of securities available-for-sale declined $297 thousand.


Liquidity and Interest Sensitivity

In order to meet periodic increases in loan demand, potential deposit withdrawals and maturities of short-term, large time certificates of deposit, the Company maintains short-term fund sources. These include cash on hand and on deposit with correspondent banks; "federal funds sold", which are essentially demand loans to other banks; and investments in marketable securities available-for-sale. Such cash and near-cash items, marketable securities available-for-sale and short-term investments totaled $144.1 million at September 30, 1996, which represented 37.1 percent of total assets.

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

One way to measure the impact that future change in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. The Company's cumulative gap at September 30, 1996 for a three month and one year period was 93 percent and 115 percent, respectively.

Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the Company's interest rate sensitivity position. To supplement traditional gap analysis, the Company performs dynamic gap analysis by altering various assumptions in the traditional gap analysis and performs simulation modeling to estimate the potential effects of changing interest rates. The process allows the Company to explore the complex relationships within the gap over time and various interest rate environments. The analysis indicates certain scenarios in which the Company may experience a decline in its net interest income despite its strategy of matching repricing opportunities of its earning assets and funding liabilities.

Results of Operations - Quarter Ended September 30, 1996

Net income for the three months ended September 30, 1996 was $1.4 million, or $0.35 per share, compared to $1.2 million, or $0.39 per share, for the same period in 1995. The increase in third quarter 1996 net earnings is due to higher net interest income and lower provisions for possible credit losses, partially offset by higher noninterest expenses. The 1996 period reflects the acquisition of Mariners Bancorp in October 1995 and the issuance of additional shares in this transaction.

Net interest income increased $418 thousand in the three month period ended September 30, 1996 to $5.5 million compared to $4.6 million for the same period in 1995. The increase is due to a greater volume of earning assets during the 1996 period partially offset by narrower net interest margins. The slightly lower yields on loans, federal funds sold and investment securities is a result of lower market rates of interest in the 1996 period as compared to 1995.
While lower yields have been earned on the Company's earning assets, the cost of funds on the deposits has increased slightly due to a change in mix to higher costing deposits. However, greater volumes of noninterest-bearing liabilities funding the earning assets has assisted in preserving the net interest margin.

The provision for loan and lease losses during the three months ended September 30, 1996 was $1 thousand compared to $152 thousand for the same period in 1995. This reduction was made based upon the Company's evaluation of the adequacy of its allowance for possible credit losses. The allowance for possible credit losses is established based upon an analysis providing specific allowances for loans that management has identified to have potential loss and general allowances for unidentified losses inherent in the portfolio. The general allowance is determined by segmenting the portfolio by risk rating and loan type with allowances established based upon historical losses in each portfolio segment. Additionally, consideration is given to loan type concentrations in the portfolio and the current and anticipated economic environment.

Other income for the third quarter ended September 30, 1996 was nearly flat at $1.0 million compared to the 1995 period.

Other expenses for the three months ended September 30, 1996 were $4.1 million compared to $3.4 million for the same period in 1995. Salaries were $314 thousand higher in the 1996 period compared with 1995 due to higher staffing levels as a result of the acquisition of Mariners Bancorp and the addition of several new production departments. Other operating expenses were $364 thousand higher in the third quarter of 1996 compared to the same quarter last year due to higher legal and other professional expense and higher expense associated with goodwill amortization.


Results of Operations - Nine Months Ended September 30, 1996

Net earnings for the nine months ended September 30, 1996 were $4.1 million, or $1.05 per share, compared to $3.1 million, or $1.03 per share, for the first nine months in 1995. The increase in net earnings for the 1996 period is due to increased interest income, lower provisions for loan and lease losses and higher noninterest income, partially offset by higher noninterest expenses.

Net interest income increased $2.6 million to $16.1 million for the nine months ended September 30, 1996 compared to $13.6 million for the same period in 1995. Interest income increased $4.2 million in the 1996 period while interest expense on deposits and other borrowings increased only $1.6 million. The 1996 interest income was higher due to higher volumes of earning assets as a result of the Mariners Bancorp acquisition in October 1995. Additionally, a greater level of noninterest bearing deposits funded the earning assets in the first nine months of 1996.

The provision for loan and lease losses for the first nine months of 1996 was $153 thousand compared to $755 thousand for the nine months ended September 30, 1995. The decrease was based upon management's assessment of the adequacy of the allowance for possible credit losses as discussed above in the quarterly analysis.

Other income increased to $3.3 million for the nine months ended September 30, 1996 compared to $3.0 million for the same period in 1995 primarily due to fees related to deposit accounts.

Operating expenses were $1.9 million higher in the first nine months of 1996 totaling $12.4 million compared to $10.5 million for the same period in 1995. Salary expense and employee benefit expense was $828 thousand higher for the 1996 period compared to 1995 due to additional staffing related to the Mariners Bancorp acquisition and the addition of several new production departments. Other miscellaneous expenses were $5.5 million for the first nine months of 1996 compared to $4.6 million for the same period in 1995 due to higher legal and other professional expenses and higher expense associated with the amortization of goodwill.

Newly Issued Accounting Pronouncements

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

Part II.

Items 1-4.

No reportable events.


Item 5.   Other Information

On August 21, 1996 the Board of Directors declared an increased cash dividend of 10 cents per share payable October 7, 1996 to shareholders of record September 2, 1996.


Item 6.  Exhibits and Reports on Form 8-K

      Exhibits

          (27)  Financial Data Schedule.

      Reports on Form 8-K

          (1)  None.

                                   SIGNATURE



Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       Eldorado Bancorp
                                       -----------------------------------
                                       (Registrant)





          November 13, 1996            /s/ RAYMOND E. DELLERBA
  ----------------------------------   -----------------------------------
               Date                        Raymond E. Dellerba
                                       President
                                       Chief Operating Officer





          November 13, 1996            /s/ DAVID R. BROWN
 ----------------------------------    ---------------------------------------
                Date                       David R. Brown
                                       Executive Vice President
                                       Chief Financial Officer