Form 10-K
period 1996-12-31
ELDORADO BANCORP
filed 1997-03-21
CIK 351991

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended December 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period
from______________________________to___________________________________________

                          COMMISSION FILE NUMBER 1-9709


                                ELDORADO BANCORP
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                      95-3642383
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                   Number)

17752 EAST SEVENTEENTH STREET, TUSTIN, CALIFORNIA                  92680
   (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (714) 798-1100

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
    Title of each class                              on which registered
    -------------------                            ---------------------
COMMON STOCK, NO PAR VALUE                         AMERICAN STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

      The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sale price of its Common Stock on the American Stock Exchange on February 6, 1997, was approximately $64,350,000.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form l0-K or any amendment to this Form 10-K. / /

         The number of shares of Common Stock outstanding as of March 3, 1997:
3,811,746

                ELDORADO BANCORP 1996 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                     PART I

                                                                                                                     Page
                                                                                                                     ----
Item 1.  Business
              General                                                                                                 3
              Competition                                                                                             4
              Selected Statistical Financial Data                                                                     5
                  Distribution of Assets, Liabilities and Shareholders' Equity;
                    Interest Rates and Interest Differential                                                          5
                  Investment Portfolio                                                                                9
                  Loan Portfolio                                                                                      9
                  Summary of Loan Loss Experience                                                                    12
                  Deposits                                                                                           14
                  Return on Equity and Assets                                                                        15
              Supervision and Regulation                                                                             15
              Effects of Governmental Monetary Policies and Recent Legislation                                       22
              Current Accounting Pronouncements                                                                      24
              Employees                                                                                              24
Item 2.  Properties                                                                                                  24
Item 3.  Legal Proceedings                                                                                           26
Item 4.  Submission of Matters to a Vote of Shareholders                                                             26

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters                                   27
Item 6.  Selected Financial Data                                                                                     28
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
               Highlights of Financial Performance                                                                   29
               Net Interest Income and Margin                                                                        29
               Provision for Possible Credit Losses                                                                  30
               Other Income                                                                                          31
               Operating Expense                                                                                     31
               Asset Growth and Mix                                                                                  31
               Deposit Growth and Mix                                                                                32
               Capital Management                                                                                    32
               Liquidity and Interest Sensitivity                                                                    33
Item 8.  Financial Statements and Supplementary Data                                                                 34
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure                                                                                              63
                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                                                        64
Item 11.   Management Remuneration                                                                                   70
Item 12.   Security Ownership of Certain Beneficial Owners and Management                                            79
Item 13.   Certain Relationships and Related Transactions                                                            80

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                                            81

ITEM 1.  BUSINESS


GENERAL

      The Company

         Eldorado Bancorp (the "Company") is a California corporation organized in January, 1981 and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company's primary asset is the capital stock of Eldorado Bank (the "Bank"), and the business of the Bank is carried on as a wholly-owned subsidiary of the Company.

         The Company has no subsidiary or affiliated business other than the Bank. The Company has not entered into any of the permitted non-banking activities. On December 24, 1996 the Company entered into an Agreement and Plan of Merger with Commerce Security Bancorp, Inc. providing for the acquisition of 100 percent of the outstanding shares of the Company in exchange for the right to receive $23.00 cash for each share tendered.

         Unless otherwise indicated, all information herein is as of December 31, 1996.

      The Bank

         The Bank was incorporated under the laws of the State of California on February 3, 1972, and was licensed by the California State Banking Department and commenced operations as a California state-chartered bank on May 1, 1972. The Bank's accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is not a member of the Federal Reserve System. The Bank currently operates a total of twelve banking offices in Southern California.

         The Bank's original banking and its headquarters office is located in Tustin, California, approximately 35 miles south of Los Angeles. The Bank also operates one banking office in Laguna Hills, California, a residential community in southern Orange County approximately 50 miles south of Los Angeles, one banking office in San Bernardino, which is located approximately 60 miles east of Los Angeles, and one banking office each in Indio and Palm Desert, which are located approximately 115 miles east of Los Angeles. The Bank's expansion into the Indio and Palm Desert area was accomplished through the merger of the Bank of Indio with and into the Bank in April 1982. The Bank's expansion into San Bernardino occurred with the acquisition of American Security Bank in August 1980. In March 1988 the Company acquired American Merchant Bank, which was then merged into the Bank in May 1988. This further broadened the Bank's base in Orange County with the addition of offices in the cities of Orange, Huntington Beach and Newport Beach. In 1992, the Bank relocated the Newport Beach branch to a nearby office in the Orange County Airport community in Irvine. The Bank further expanded into South Orange County with the acquisition of Bank of San Clemente in October 1991. This acquisition included two branches in San Clemente, which is located approximately 65 miles south of Los Angeles. On October 20, 1995, the bank acquired all the voting shares of Mariners Bancorp. Mariners Bancorp and its wholly-owned subsidiary, Mariners Bank, were merged with and into Eldorado Bank. Mariners Bank was headquartered in San Clemente, California and operated its head banking office in that city and two branch banking offices in San Juan Capistrano and Monarch Beach. The Bank consolidated its two branch banking offices in San Clemente into the former Mariners Bank branch banking offices. In September 1996, the bank expanded into Los Angeles County with the opening of a de novo branch banking office in the Long Beach Community Hospital in the City of Long Beach, which is approximately 30 miles south of Los Angeles.

      Services Provided by Eldorado Bank

         The Bank's organization and operations have been designed to meet the banking needs of individuals and small- to medium-sized businesses located in the areas of Orange, Los Angeles, San Bernardino and Riverside counties of California, in which the Bank conducts its operations. The Bank's commitment to provide convenience banking and a complete range of personalized services is evidenced by early evening hours and Saturday banking hours at some locations, drive-up facilities and automatic teller machines at its banking offices, innovative professional programs, and departmentalized service centers.

         The Bank offers a full range of commercial banking services including the acceptance of checking and savings deposits, the making of commercial loans, various types of real estate loans and consumer loans, Small Business Administration-guaranteed loans, corporate cash management services, international banking services and provision of safe deposit, collection, travelers' checks, notary public and other customary non-deposit banking services. The Bank also provides lease financing of automobiles and other equipment. The Bank is a card issuing bank for MasterCard and Visa and merchant depository for MasterCard and Visa drafts, enabling merchants to deposit both types of drafts with the Bank. The Bank also offers special services to senior citizens, who constitute an important segment of the population in the Bank's service area.

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

         The Bank competes principally on the basis of personalized attention and special services which it provides its customers, principally individuals and small to medium size businesses and by promotional activities of the Bank's officers, directors, employees and shareholders. Most of the Bank's offices offer extended weekday banking hours and some branches offer Saturday banking hours. The Bank also operates drive-up banking facilities at seven of its branches and provides a variety of personalized services. In addition, the Bank operates 24-hour automatic teller machines (ATM) at nine of its locations and is a member of Instant Teller network and Plus System network, which link bank ATMs nationwide. The Bank has also increased the range of services which it provides in order to meet the expanding banking requirements of its customers. In 1985, the Bank established a Small Business Administration department. The opening of the de novo branch banking office within the Long Beach Community Hospital reflects a current strategy of targeting captive markets, e.g. medical professionals, with relatively low cost facilities as compared to a traditional branch banking office. The Long Beach office is a full service branch banking office contained in approximately 400 square feet and staffed by a full-time equivalent of 3 personnel. The branch offers an automated teller machine and night drop services.

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

SELECTED STATISTICAL FINANCIAL DATA

         Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential

         The following table presents, for the periods indicated, the distribution of average assets, liabilities and shareholders' equity, as well as the total dollar amounts of interest income from average interest-bearing assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed in both dollars and rates. Nonaccrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded:


                                                                              December 31,
                                            ----------------------------------------------------------------------------------------
                                                           1996                          1995                         1994
                                            ----------------------------------------------------------------------------------------
                                            Average              Average   Average             Average   Average            Average
                                            Balance    Interest   Rate     Balance   Interest   Rate     Balance   Interest   Rate
                                            ----------------------------------------------------------------------------------------
                                                   (Dollar in thousands, interest and rates on taxable equivalent basis)(1)
Assets

Interest-Earning Assets:
    Investment securities                   $103,052   $  6,202     6.02%  $ 86,012   $  5,438    6.32 %  $ 75,592  $  3,774   4.99%
    Federal funds sold                        19,455      1,033     5.31     14,347        846    5.90      22,467       905   4.03
    Other earning assets                         716         88     12.2        978        122    12.4       1,754       227  12.94
                                                                       9                             8
    Loans (2)                                221,486     21,911     9.89    183,087     18,605    10.1     177,111    16,183   9.14
                                                                                                     6
                                            ----------------------------   ---------------------------    --------------------------
        Total interest-earning assets        344,709     29,234     8.48%   284,424     25,011    8.79 %   276,924    21,089   7.62%

Total non interest-earning assets             47,065                         34,305                         36,641
                                            --------                       --------                       --------
    Total average assets                    $391,774                       $318,729                       $313,565
                                            ========                       ========                       ========
Average Liabilities and
Shareholders' Equity


         Interest-Bearing Liabilities:
    Savings, NOW and money
    market                                  $152,644   $  3,034     1.94%   $141,397   $  2,875   2.03 %  $160,695   $ 3,103   1.93%
    Time deposits of $100,000 or
    more                                      35,355      1,900     5.37      24,350      1,211   4.97      23,040       725   3.15
    Other deposits                            49,248      2,471     5.02      29,618      1,457   4.92      24,885       782   3.14
    Short-term borrowings                      2,204        121     5.49       5,052        280   5.54         361        16   4.43
                                            ----------------------------   ---------------------------    --------------------------
        Total average interest-
         bearing liabilities                 239,451      7,526     3.14%    200,418      5,823   2.91 %   208,981     4.626   2.21%

Non Interest-Bearing Liabilities
             and Shareholders' Equity:
    Demand deposits                          103,420                          83,290                        73,915
    Other liabilities                          4,213                           3,584                         2,110
    Shareholders' equity                      44,690                          31,437                        28,559
                                            --------                        --------                      --------
        Total average liabilities and
        shareholders' equity                $391,774                        $318,729                      $313,565
                                            ========                        ========                      ========

               Net Interest Income (3)                $ 21,708                         $ 19,188                      $16,463
                                                      --------                         --------                      -------
Net Yield on Interest-Earning Assets                               5.34 %                         5.88 %                       5.41%
Net Interest Margin                                                6.30 %                         6.75 %                       5.94%
                                                                   ----                           ----                         ----

(1) Total interest income includes the effects of taxable-equivalent adjustments, using tax rates which approximate 41 percent for 1996, 1995 and 1994.
(2)      Net of unearned income.
(3) Net interest margin is net interest income divided by average total interest-earning assets.

      The year-to-year change in interest associated with interest-earning assets and interest-bearing liabilities are attributable to changes in volume and rate. The increase or decrease resulting from these changes are summarized as follows:

                                                                          (Fully Taxable Equivalent)
                                            ---------------------------------------------------------------------------------------
                                                       Year Ended December 31, 1996                   Year Ended December 31, 1995
                                                             over                                          over
                                                       Year Ended December 31, 1995                   Year Ended December 31, 1994
                                            ----------------------------------------      -----------------------------------------
                                               Increase (Decrease) Due to Change              Increase (Decrease) Due to Change
                                                              in:                                            in:
                                                   Volume         Rate       Change              Volume         Rate        Change
                                            ----------------------------------------      -----------------------------------------
Interest-Earning Assets:

     Investment securities                         $1,077    $   (313)      $   764                $520       $1,144        $1,664
     Federal funds sold                               301        (114)          187                (327)         268           (59)
     Other earning assets                             (33)         (1)          (34)               (100)          (5)         (105)
     Loans                                          3,902        (596)        3,306                 546        1,876         2,422
                                            ----------------------------------------      -----------------------------------------
     Total interest income                         $5,247     $(1,024)       $4,223                $639       $3,283        $3,922


Interest-Bearing Liabilities:

     Savings, NOW and money market                    230         (71)          159                (374)         146          (228)
     Time deposits of $100,000 or more                547         142           689                  41          445           486
     Other deposits                                   966          48         1,014                 149          526           675
     Short-term borrowings                           (158)         (1)         (159)                208           56           264
                                            ----------------------------------------      -----------------------------------------
       Total interest expense                       1,585         118         1,703                  24        1,173         1,197
                                            ----------------------------------------      -----------------------------------------
     Interest differential or net interest
     income                                        $3,662     $(1,142)       $2,520               $ 615       $2,110        $2,752
                                            ========================================      =========================================

The following table shows the interest sensitivity gaps for the cumulative gap for the periods sown as of December 31, 1996:

                                                            After Three    After One
                                                             Months But     Year But
                                             Within Three    Within One  Within Five   After Five
                                                   Months          Year        Years        Years
                                             ------------    ----------   -----------   ----------
                                                                   (In thousands)
Interest-Earning Assets:
     Federal funds sold                         $  28,400     $    --      $    --      $    --
     Securities available-for-sale                 24,081        42,726       26,499        2,613
     Securities held-to-maturity                     --            --          3,999        4,083
     Loans and lease financing                    100,102        67,099       39,086       17,617
                                                ---------     ---------    ---------    ---------
         Total                                  $ 152,583     $ 109,825    $  69,584    $  24,313

Interest-Bearing Liabilities:
     Savings, NOW and money market                156,857          --           --           --
     Time deposits                                 40,996        33,387       10,750         --
     Short-term borrowings                          2,188          --           --           --
                                                ---------     ---------    ---------    ---------
         Total                                  $ 200,041     $  33,387    $  10,750    $    --
     Cumulative interest rate sensitivity gap   ($ 47,458)    $  28,980    $  87,814    $ 112,127
     Cumulative interest rate sensitivity gap
       to total assets                              (11.7)%         7.1%        21.6%        27.6%


Investment Portfolio

         The following table summarizes the components of investment securities at December 31 of each year indicated:

                                                                    December 31,
                                          ----------------------------------------------------------------------------
                                                    1996                     1995                    1994

                                              Amortized      Market    Amortized      Market   Amortized       Market
                                                   Cost       Value         Cost       Value        Cost        Value
                                          ----------------------------------------------------------------------------
                                                                   (In thousands)
Securities available-for-sale:
     U.S. Treasury and agency                   $89,083     $89,172      $76,436     $76,892     $76,948      $76,410
     State and political subdivisions               983         985        1,195       1,202         290          295
     Corporate debt                               1,811       1,844        4,327       4,431       7,389        7,281
     Mortgage-backed                              3,185       3,276        3,907       4,024       2,055        2,121
     Other                                          628         642           31          31         ---          ---
                                          ----------------------------------------------------------------------------
       Total                                    $95,690     $95,919      $86,896     $86,580     $86,682      $86,107
                                          ============================================================================

Securities held-to-maturity:
     U.S. Treasury and agency                  $  6,992     $ 6,939      $ 5,998     $ 6,051      $  ---      $   ---
     State and political subdivisions               589         630          587         645         586          567
     Corporate debt                                 501         505          502         516         ---          ---
                                          ----------------------------------------------------------------------------
       Total                                   $  8,082     $ 8,074      $ 7,087     $ 7,212        $586         $562
                                          ============================================================================


         The following table summarizes the maturities of securities and the weighted average yields at December 31, 1996:

                                                                      December 31, 1996
                                          ---------------------------------------------------------------------------------
                                                                   After One but       After Five but
                                                 Within One          Within Five           Within Ten           After Ten
                                                       Year                Years                Years               Years
                                              Amount  Yield        Amount  Yield        Amount  Yield       Amount  Yield
                                          ---------------------------------------------------------------------------------
                                                                       (In Thousands)
                                          ---------------------------------------------------------------------------------
Securities available-for-sale:
          U.S. Treasury and agency           $65,171   5.75%      $23,000   6.01 %      $1,002   7.12 %  $     ---    --- %
          State and political subdivisions       117   7.38           586   6.52           282   6.29        1,230   8.85
          Corporate debt                         807   8.16         1,037   9.50           ---    ---          ---    ---
          Mortgage-backed                         70   9.40         1,876   7.50            99   9.59          ---    ---
          Other                                  642   2.60           ---    ---           ---    ---          ---    ---
                                          ------------------  -------------------   ------------------  ------------------
                  Total                      $66,807   5.76%      $26,499   6.26 %      $1,383   7.13 %     $1,230   8.85 %
                                          ==================  ===================   ==================  ==================

Securities held-to-maturity:
          U.S. Treasury and agency           $   ---    ---       $ 3,498  6 .01 %      $3,494   7.29 %   $    ---    ---
          State and political subdivisions       ---    ---           ---    ---           589   8.00          ---    ---
          Corporate debt                         ---    ---           501   8.15           ---    ---          ---    ---
                                          ------------------  -------------------   ------------------  ------------------
                  Total                      $   ---    ---       $ 3,999   6.28 %      $4,083   7.39 %   $    ---    ---
                                          ==================  ===================   ==================  ==================


         Also included in securities available-for-sale at December 31, 1996 are perpetual equity securities totaling $642,000 with insignificant dividend yield.

      Loan Portfolio

         Types of Loans. The following table summarizes the components of total gross loans outstanding in each category at December 31 of each year indicated:

                                                                      December 31,
                                         ----------------------------------------------------------------------
                                                   1996          1995          1994          1993         1992
                                         ----------------------------------------------------------------------
                                                                     (In thousands)
Loans:
     Commercial, secured and unsecured        $ 101,798     $  94,548     $  66,987     $  67,723    $  74,603
     Interim construction                        14,464        19,219         4,789        13,039       21,595
     Real estate                                 77,570        88,097        78,607        80,088       90,985
     Installment                                 27,623        26,553        18,945        17,961       21,374
     Credit card                                  1,864         1,791         1,298         1,357        1,456
     Lease financing                                668           876         1,286         2,716        3,515
     Less:  Unearned income                         (83)         (127)          (38)         (419)        (739)
                                         ---------------------------------------------------------------------
       Total                                   $223,904     $ 229,957     $ 171,874     $ 182,465    $ 212,789
                                         =====================================================================


Maturities and Sensitivity to Changes in Interest Rates. The following table shows the maturities of loans and their sensitivities to changes in interest rates at December 31, 1996:

                                                                      Maturing
                                           --------------------------------------------------------------
                                                 Within One    One to Five     After Five
                                                       Year          Years          Years          Total
                                           --------------------------------------------------------------
                                                                   (In thousands)

Loans:

     Commercial, secured and unsecured            $  75,948        $17,752       $  8,098       $101,798
     Interim construction                            10,791          2,522          1,151         14,464
     Real estate                                     57,872         13,527          6,171         77,570
     Installment                                     20,609          4,817          2,197         27,623
     Credit card                                      1,864            ---            ---          1,864
     Lease financing                                    200            468            ---            668
     Less:  Unearned income                             (83)           ---            ---            (83)
                                           --------------------------------------------------------------
       Total                                       $167,201        $39,086        $17,617       $223,904
                                           ==============================================================


                                                                             Maturing
                                                          -------------------------------------------
                                                             Within One      After One
                                                                   Year           Year          Total
                                                          -------------------------------------------
Loans with predetermined interest rates                       $  26,465        $48,757      $  75,222
Loans with floating or adjustable interest rates                140,736          7,946        148,682
                                                          -------------------------------------------
       Total                                                   $167,201        $56,703       $223,904
                                                          ===========================================

Risk Elements. Nonaccrual, Past Due and Restructured Loans. The following table summarizes the loans for which the accrual of interest has been discontinued and loans more that 90 days past due and still accruing interest at December 31 of each year indicated:

                                                            December 31,
                                       --------------------------------------------------------------
                                         1996          1995          1994          1993         1992
                                       --------------------------------------------------------------
                                                           (In thousands)
     Nonaccrual loans                  $4,661        $5,818        $3,161        $2,092       $2,927
     Loans more than 90 days past due      11           380           246            56          361
                                       --------------------------------------------------------------
       Total nonperforming loans       $4,672        $6,198        $3,407        $2,148       $3,288
                                       ==============================================================


Ordinarily, the accrual of interest ceases when no payment of interest or principal has been made for 90 days or if the Bank has reason to believe that continued payment of interest and principal is unlikely. Accrued interest, if any, is reversed at the time such loans are placed on nonaccrual status. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $343,000, $172,000, $144,000, $108,000, and $103,000 for 1996, 1995, 1994, 1993, and 1992 respectively.

Troubled Debt Restructurings

                                                            December 31,
                                       --------------------------------------------------------------
                                         1996          1995          1994          1993         1992
                                       --------------------------------------------------------------
                                                           (In thousands)
     Troubled debt restructurings      $3,425        $1,531        $7,069       $ 1,432       $  ---



         Troubled debt restructurings consist primarily of loans for which the interest rate was reduced or the payment provisions were modified because of the inability of the borrower to service the obligation under the original terms of the agreements. Income is accrued at the lower effective rate provided the borrower is current under the revised terms and conditions of the agreements. Under the original terms of the restructured loans, interest earned would have totaled approximately $496 thousand for the year ended December 31, 1996. Under the restructured terms, recorded interest income amounted to $316 thousand for the year ended December 31, 1996.

Risk Elements. Potential Problem Loans. Potential problem loans are accounted for under the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by No. 118 Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. SFAS 114 requires loans to be measured for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. Generally, the Bank evaluates a loan for impairment when it is placed on nonaccrual status At December 31, 1996, total nonaccrual loans of

$3,425,000 were considered impaired in accordance with SFAS 114. The following is a summary of impaired loans and the related allowance for possible credit losses at December 31, 1996:

                                                                 1996                              1995
                                                        --------------------------------------------------------------
                                                                            Allowance                        Allowance
                                                          Recorded       for Possible        Recorded     for Possible
                                                        Investment      Credit Losses      Investment    Credit Losses
                                                        --------------------------------------------------------------
   Impaired loans requiring an allowance
     for possible credit losses                         $4,060,000           $449,000      $5,077,000       $1,985,000
   Impaired loans not requiring an allowance
     for possible credit losses                                ---                ---         741,000              ---
                                                        --------------------------------------------------------------
                                                        $4,060,000           $449,000      $5,818,000       $1,985,000
                                                        ==============================================================


Risk Elements.  Loan Concentrations.

      Summary of Loan Loss Experience

Allowance and Provision for Possible Credit Losses. The following table shows the activity and the balances of the allowance for possible credit losses for and at the end of the years indicated:


                                                                For the Year Ended December 31,

                                                1996           1995           1994           1993           1992
                                           ----------------------------------------------------------------------
Allowance for possible credit losses:

Balance at beginning of period                $6,265         $5,564         $4,740         $3,530         $3,757
Actual charge-offs:
     Commercial                                  197            342            570            502            574
     Interim construction                        ---            ---            ---            590            741
     Credit cards                                 44             36             36             35             66
     Consumer                                    198            165            151             98            494
     Real estate                               1,532            763            720          1,277            142
     Direct lease financing                        5              5             97             32             60
                                           ----------------------------------------------------------------------
       Total charge-offs                       1,976          1,311          1,574          2,534          2,077

Less recoveries:
     Commercial                                   80            156            118             27             54
     Interim construction                        ---            ---            ---             11            ---
     Credit cards                                 10              9             13             21              5
     Consumer                                     86             49             30            106             50
     Real estate                                  47            225            ---            ---            ---
     Direct lease financing                        7            ---              8              3              6
                                           ----------------------------------------------------------------------
       Total recoveries                          230            439            169            168            115
                                           ----------------------------------------------------------------------
Net loans charged off                          1,746            872          1,405          2,366          1,962

Provision for credit losses                      153            756          2,006          3,576          1,735
Changes incident to acquisitions                 ---            817            223            ---            ---
                                           ----------------------------------------------------------------------
Balance at end of period                      $4,672         $6,265         $5,564         $4,740         $3,530
                                           ======================================================================

Ratios:
     Net loans charged off to average
     loans                                     0.79%          0.47%          0.79%          1.22%          0.84%
     Allowance for credit losses to total
     gross loans                               2.09%          2.72%          3.24%          2.60%          1.66%
     Net loans charged off to allowance
     for credit losses                        37.37%         13.92%         25.25%         49.92%         55.58%
     Net loans charged off to provision
     for credit losses                     1,141.18%        115.34%         70.04%         66.16%        113.08%
     Allowance for credit losses to non-
     performing loans                        100.24%        101.08%        163.31%        220.07%        107.36%

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

Allocation of Allowance for Possible Credit Losses. The Bank has allocated the allowance for credit losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the following table:


                                                        For the Year Ended December 31,
                        ----------------------------------------------------------------------------------------------------
                             1996                 1995                 1994                 1993                1992
                        Amount   Percent     Amount   Percent    Amount    Percent    Amount    Percent    Amount   Percent
                        ----------------------------------------------------------------------------------------------------
Commercial, Secured
and Unsecured           $2,126     45.5%     $2,117     33.8%    $2,281     39.0%     $2,164     37.1%     $1,715     35.1%
Interim Construction       304      6.5%        280      4.5%       310      2.8%        325      7.1%        440     10.1%
Real estate              1,616     34.6%      3,274     52.3%     2,597     45.7%      1,780     43.9%      1,091     42.8%
Installment                575     12.3%        500      8.0%       271     11.0%        334      9.8%        245     10.0%
Credit card                 37      0.8%         64      1.0%        52      0.8%        101      0.8%         11      0.7%
Lease financing             14      0.3%         30      0.4%        53      0.7%         36      1.3%         28      1.3%
                        ----------------------------------------------------------------------------------------------------
  Total                 $4,672    100.0%     $6,265    100.0%    $5,564    100.0%     $4,740    100.0%     $3,530    100.0%
                        ====================================================================================================


      Other Real Estate Owned

         The Bank sometimes acquires real estate properties in satisfaction of loan receivables through foreclosure or other means. The Bank accounts for these properties pursuant to Statement of Position 92-3 Accounting for Foreclosed Assets which presumes that foreclosed assets are held-for-sale and not for the production of income. Accordingly, the real estate properties are carried at fair value less estimated costs to sell. The Bank determines fair value based upon appraisals near the date of foreclosure. These appraisals are periodically updated and subsequent write-downs of value may be recognized in the event of declining fair values. On December 31, 1996 the Bank had other real estate owned of approximately $394,000 consisting primarily of an unimproved commercial lot.

      Deposits

         The average amount of deposits is summarized for each year indicated below:

                                                                 Year Ended December 31,
                                         -----------------------------------------------------------------------------
                                                     1996                     1995                      1994
                                             Average      Average     Average      Average       Average       Average
                                             Balance         Rate     Balance         Rate       Balance          Rate
                                         -----------------------------------------------------------------------------
                                                                       (In thousands)
In Domestic Offices:


     Interest-bearing demand               $  54,224        1.02%  $  45,443         1.03%   $  45,813          1.01%
     Savings and money market                 98,420        2.52      95,955         2.51      114,882          2.30
     Time                                     84,603        5.17      53,968         4.94       47,925          3.14

                                         ----------------------------------------------------------------------------
       Total interest-bearing deposits       237,247        3.12     195,366         2.84      208,620          2.21

     Noninterest-bearing deposits            103,420         ---      83,290          ---       73,915           ---
                                         ----------------------------------------------------------------------------
       Total average deposits              $ 340,667        2.17%  $ 278,656         1.99%   $ 282,535          1.63%
                                         ============================================================================

         Maturities of domestic time certificates of deposit of $100,000 or more at December 31, 1996 are:

     Three months or less .......................$18,153

     Over three months through six months........  4,883

     Over six through twelve months .............  9,765
     Over twelve months .........................  4,550
                                                 -------
                                                 $37,351
                                                 ========

      Return on Average Equity and Average Assets

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1996          1995       1994
                                               -------------------------------
Percentage of net earnings to:
  Average total assets                          1.42%         1.41%      0.82%
  Average shareholders' equity                 12.49%        14.33%      8.95%
Percentage of cash dividends declared
  to net earnings                              25.04%        21.31%     17.25%
Percentage of average shareholders'
  Equity to average total assets               11.41%         9.86%      9.11%



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

         Under the BHC Act and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. The Federal Reserve Board's risk-based capital guidelines establish a minimum level of qualifying total capital to risk-weighted assets of 8.00% (of which at least 4.00% should be in the form of Tier 1 Capital). The regulations set forth minimum requirements, and the Federal Reserve Board has reserved the right to require that companies maintain higher capital ratios. As of December 31, 1996 the Company had a ratio of qualifying total capital to risk-weighted assets of 16.73%, of which 15.47% was in the form of Tier 1 Capital. Additionally, the Federal Reserve

Board established a minimum leverage ratio of 3%. At December 31, 1996, the Company's leverage ratio was 9.99%. For a more complete description of the Federal Reserve Board's risk-based and leverage capital guidelines, see "Item 1. Business - Supervision and Regulation - Capital Adequacy Guidelines."

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

         The FDIC's statement of policy on risk-based capital requires that banks maintain a ratio of qualifying total capital to risk-weighted assets of not less than 8.00% (at least 4.00% of which should be in the form of Tier 1 Capital). The regulations set forth minimum requirements, and the FDIC has reserved the right to require that banks maintain higher capital ratios. Among other rights, the FDIC's regulations provide that capital requirements may be enforced by the issuance of a directive. As of December 31, 1996, the Bank had a ratio of total qualifying capital to risk-weighted assets of 15.56%, of which 14.30% was in the form of Tier 1 Capital. The FDIC's capital adequacy regulations also require that banks maintain a minimum leverage standard of 3% Tier 1 Capital to total assets for the most highly rated banks. The regulations set forth minimum requirements, and the FDIC has reserved the right to require that banks maintain higher ratios. As of December 31, 1996, the Bank's leverage ratio was 9.53%. For a more complete description of the FDIC's risk-based capital regulations, see "Item 1. Business - Supervision and Regulation - Capital Adequacy Guidelines".

      Capital Adequacy Guidelines

         The Federal Reserve Board and the FDIC have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet items into account in assuring capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments are assigned to one of several risk categories, which range from 0% for risk-free assets, such as cash and certain US government securities, to 100% for relatively high-risk assets, such as loans and investments in fixed assets, premises and other real estate owned. The aggregated dollar amount of each category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are then added together to determine the total risk- weighted assets. The guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8.00% (of which at least 4.00% must consist of Tier 1 Capital).

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

                                                         Minimum         Eldorado     Eldorado Bank
                                                        Regulatory       Bancorp
                                                        -------------------------------------------
Tier I Leverage Ratio.................................     3.00%           9.99%           9.53%
Tier I Risk-based Ratio...............................     4.00%          15.47%          14.30%
Total Risk-based Ratio................................     8.00%          16.73%          15.56%



      Federal Deposit Insurance Corporation Improvement Act of 1991

         On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. Set forth below is a summary of certain provisions of that law and actual and proposed enabling regulations.

Prompt Corrective Action. The prompt corrective action provisions of FDICIA provide for certain mandatory and discretionary actions by the appropriate federal banking regulatory agency, determined mostly by an institution's ranking within the following five capital measures: "well capitalized," "adequately capitalized, "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The federal banking agencies have promulgated substantially uniform regulations implementing these provisions of FDICIA, effective December 19, 1992. Under these regulations, a bank would be deemed (i) "well capitalized" if it has (a) a total risk-based capital ratio of 10% or greater, (b) a Tier 1 risk-based capital ratio of 6% or greater, (c) a leverage ratio of 5% or greater and (d) is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level; (ii) "adequately capitalized" if it has (a) a total risk-based capital ratio of 8% or greater, (b) a Tier 1 risk-based capital ratio of 4% or greater, (c) a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater for banks with a CAMEL 1 composite rating) and (d) does not meet the definition of a well capitalized bank; (iii) "undercapitalized" if it has (a) a total risk-based capital ratio of less than 8%, (b) a Tier 1 risk-based capital ratio of less than 4% or (c) a leverage ratio of less than 4% (or a leverage ratio of less than 3% for banks with a CAMEL 1 composite rating);
(iv) "significantly undercapitalized" if it has (a) a total risk-based capital ratio of less than 6%, (b) a Tier 1 risk-based capital ratio of less than 3% or
(c) a leverage ratio of less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets equal to or less than 2%. The federal banking agencies may also, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. The agencies may take such action upon a showing that an institution is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice (including failure to correct certain unsatisfactory examination ratings).

         Insured institutions are subject to certain incremental supervisory restraints based on their actual or imputed ranking within the five capital categories. All institutions are prohibited from making a capital distribution or paying management fees to controlling persons if, after such transaction, the institution would be undercapitalized. All undercapitalized institutions, including significantly and critically undercapitalized institutions, are required to file a capital restoration plan with their appropriate federal banking regulator, undergo close monitoring of the condition of the bank and are subject to restrictions on operations, including prohibitions on asset growth, branching, acquisitions and engaging in new lines of business, without prior regulatory approval. Also, Federal Reserve Bank advances to such institutions (and institutions with a CAMEL 5 composite rating) for more than 60 days will be generally restricted. In order to receive regulatory approval of the required capital restoration plan, a company controlling such undercapitalized institution will be required to guarantee its subsidiary's compliance with the capital restoration plan, up to an amount equal to the lesser of 5% of the subsidiary bank's assets or the amount of the capital deficiency when the bank first failed to comply with such plan.

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

Limitations on Activities of Insured State Banks. FDICIA provides generally that insured state banks and their subsidiaries may only engage as principal in types of activities that are permissible for national banks. FDICIA provides for a general exception (other than for insurance underwriting activities) if a bank is in compliance with applicable capital standards and the FDIC determines that an activity would pose no significant risk to the deposit insurance fund. Rules published by the FDIC set forth certain types of activities that the FDIC deem, in advance, to not represent such a risk, including certain credit guarantee activities, activities closely related to banking, and certain securities underwriting activities conducted through subsidiaries. Certain exceptions expressly provided by FDICIA to the imposition of national bank standards in the area of insurance underwriting activities include, under certain circumstances, underwriting of title insurance, savings bank life insurance (for banks in certain states) and continuation of insurance provided prior to enactment of FDICIA if such insurance was reinsured by the Federal Crop Insurance Corporation. Also, state banks may, under certain circumstances, continue to offer and provide types of insurance to residents and businesses of a state if such insurance was offered within that state prior to FDICIA.

         Other FDIC rules flatly prohibit direct investment in commercial ventures (non-financial services) by state banks. In cases where activities of state banks require the prior consent of the FDIC, the proposed regulations provide that a bank remain adequately capitalized after deducting from capital its investment in a subsidiary or department in which such activities would be conducted. The FDIC's consent would be further conditioned on conducting such activities in an independent "bona fide subsidiary" or an independent "department," which would subject the bank to affiliate transaction fairness rules and limits on total lending exposure to such units.

         Other provisions of FDICIA provide that insured state banks may not, directly or indirectly, acquire or retain any equity investment (including common and preferred stock, partnership interests and most equity interests in real estate) of a type, or in an amount, that is not permissible for national banks. Exceptions provided by FDICIA to imposition of national bank standards include investments in majority owned subsidiaries which conduct permissible activities and in other depository institutions (with certain parameters), and limited investments in qualified (low income) housing projects and in insurance companies which provide director's, officer's and trustee's liability coverage or bankers' blanket bond group coverage for other insured depository institutions (or companies which reinsure such policies). FDICIA also permits, under certain circumstances, the retention by state banks of exchange-listed stock and shares of registered investment companies held prior to enactment of FDICIA.

Standards for Safety and Soundness. FDICIA required each federal banking agency to promulgate regulations setting forth certain safety and soundness standards for insured depository institutions and, in some cases, their holding companies in three main areas: (i) operations and management (including information systems, internal controls and audits, loan documentation, credit underwriting, interest rate risk and asset growth); (ii) asset quality and earnings levels; and (iii) employee compensation, fees and benefits. The Federal Reserve Board and the FDIC published interagency safety and soundness standards effective August 1995. Institutions or holding companies failing to meet the prescribed standards will be required to submit a plan to correct any deficiencies. FDICIA provides for certain mandatory and discretionary sanctions for failing to submit or implement such a plan, including asset growth limits, capital directives and deposit interest rate ceilings.


Brokered Deposits. During 1992 the FDIC adopted regulations pursuant to FDICIA which govern the receipt of brokered deposits. Under the new regulations, brokered deposits include any deposit obtained from or through a deposit broker (as defined), and include deposits, however obtained, of institutions that offer rates "significantly higher" than those in the market area. An institution may only accept brokered deposits if it is (i) "well capitalized" or (ii) "adequately capitalized" and receives a waiver from the FDIC. "Adequately capitalized" institutions that receive waivers to accept brokered deposits are, however, subject to certain limits on the maximum rates which they may pay on such deposits. "Undercapitalized" institutions may not accept brokered deposits, nor may they offer deposit instruments yielding in excess of 75 basis points over prevailing yields offered on comparable instruments in the relevant market area. Also, FDICIA provides that the FDIC shall not, in most circumstances, provide deposit insurance coverage on a "pass-through" basis for certain employee benefit plans to institutions prohibited from accepting brokered deposits. The definitions of "well capitalized," "adequately capitalized" and "undercapitalized" for purposes of the brokered deposit regulations generally conform with the definitions of those terms adopted by the FDIC for purposes of implementing the prompt corrective action provisions of FDICIA. See "Item 1. Business - Federal Deposit Insurance Corporation Improvement Act of 1991 - Prompt Corrective Action."

Real Estate Lending Standards. Pursuant to authority contained in FDICIA, the federal banking agencies have adopted final regulations which require depository institutions to establish and maintain written internal real estate lending policies. These policies must be consistent with safe and sound banking practices and be appropriate for the size and nature of the institution involved. Additionally, they must be established by each institution only after it has considered the Interagency Guidelines for Real Estate Lending Policies, which are made a part of the final regulations. The regulations require that certain specific standards be addressed relating to loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits), loan administration procedures, and documentation, approval and reporting requirements. Each institution's lending policies must be reviewed and approved by the institution's board of directors at least once a year. Finally, each institution is expected to monitor conditions in its real estate market to ensure that its lending policies are appropriate for current market conditions. The regulations do not set forth specific loan-to-value limits, but the Interagency Guidelines do provide certain limits which should not be exceeded except under limited circumstances.

Deposit Insurance Assessments. On January 1, 1993, the FDIC began implementing a risk-related premium schedule for all insured depository institutions which results in the assessment of deposit insurance premiums based on certain capital and supervisory measures, with the strongest institutions paying the lowest premiums and the weakest institutions paying the highest premiums. The risk-related premium schedule is established quarterly by the FDIC.

         Under the risk-related premium schedule, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups, "well capitalized," "adequately capitalized" or "undercapitalized," in each case generally conforming to the definitions of these terms adopted by the FDIC for purposes of implementing the prompt corrective action provisions of FDICIA. See "Item 1. Business - Federal Deposit Insurance Corporation Improvement Act of 1991 - Prompt Corrective Action." The FDIC further assigns each institution to one of three subgroups within a capital group corresponding to the judgment of the FDIC and state supervisor of its strength based on supervisory evaluation, including examination reports, statistical analysis and other information relevant to gauging the risk posed by the institution.

         Section 104 of the FDICIA provided for certain assessment rates for recapitalizing the Bank Insurance Fund ("BIF Fund") by establishing target reserve ratios for the BIF Fund to achieve reserves totaling $1.25 for every $100 of insured deposits within a 15 year period. During 1995 the BIF Fund reached $1.25 in reserves for every $100, and accordingly, the deposit insurance assessment rates were reduced. Institutions deemed to have the highest risk pay up to $0.27 for every $100 of deposits annually while those deemed to have the least risk pay no insurance premium. Under the risk-related premium schedule, the Bank's annual assessment rate during 1996 was zero and paid only the minimum semi-annual premium of $1,000.

         On September 30, 1996 The Deposit Insurance Funds Act was enacted that provides for a new Financing Corporation (FICO) assessment for BIF members not tied to the FDIC risk classification. The FICO BIF annual rate is $0.01296 per $100 in BIF insured deposits effective January 1, 1997.

Restrictions on Transfers of Funds to the Company by the Bank. The Company is a legal entity separate and distinct from the Bank. At present, substantially all of the Company's revenues, and cash flow including funds available for the payments of dividends and other operating expenses, are paid by dividends to the Company from the Bank.

         There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or a bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). In the event a bank has no retained earnings or net income for its last three fiscal years, cash dividends may be paid in an amount not exceeding the net income for such bank's last preceding fiscal year only after obtaining the prior approval of the Superintendent. At December 31, 1996, the Bank had $9,020,000 legally available for the payment of cash dividends.

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

      Interstate Banking

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

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") was signed into law on September 29, 1994. When fully effective, the Riegle-Neal Act will significantly relax or eliminate many of the current restrictions on interstate banking. Effective September 29, 1995, the Riegle- Neal Act permits a bank holding company to acquire banks in states other than its "home state", even if applicable state law would not permit that acquisition. Such acquisitions would continue to require Board approval and would remain subject to certain state laws.

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

         On December 24, 1996 the Company entered into the Agreement and Plan of Merger with Commerce Security Bancorp, Inc. providing for the acquisition of 100 percent of the outstanding shares of the Company in exchange for the right to receive $23.00 cash for each share tendered.


CURRENT ACCOUNTING PRONOUNCEMENTS

         In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.125 (SFAS 125), "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 125 addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements and other transactions involving the transfer of financial assets. SFAS 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is generally effective for transactions that occur after December 31, 1996, and it is to be applied prospectively. SFAS 125 will require the allocation of the total cost of mortgage loans sold to the mortgage loans sold (servicing released), interest-only and retained certificates and servicing rights based on their relative fair values. Under SFAS 125 the interest-only and retained certificates and servicing rights are assessed for impairment based upon the fair value of those rights. The pronouncement also requires the additional disclosure about the interest-only and retained certificates in securitizations and the accounting for these assets at fair value in accordance with Statement of Financial Accounting Standards No.115. Management believes the adoption of SFAS 125 on January 1, 1997 will not have a material impact on the Company's operations.


EMPLOYEES

         At December 31, 1996 the Bank had approximately 96 full-time and 74 part-time employees, none of whom was represented by a union or collective bargaining group or agent. Management believes that its relations with its employees are satisfactory.


ITEM 2.  PROPERTIES

         The Company's offices are located at the Bank's main banking offices which is located at Seventeenth Street and Prospect Avenue, Tustin, California. That office is in a 9,600 square foot building which was constructed to the Bank's specifications in 1974.

         The Bank's Laguna Hills banking and administrative office is located in Laguna Hills, California, near the intersection of Interstate 5 and El Toro Road. The Bank occupies approximately 10,000 square feet of the building under a thirty-year lease which commenced on April 10, 1981. The Bank has three ten-year renewal options under this lease. The annual rent is approximately $335,000, subject to adjustment every fifth year during the term of the lease and any renewal period in proportion to the increase in the applicable Consumer Price Index occurring subsequent to the commencement of the lease term, except that during the initial 15 years of the lease, such rental increase may not exceed 25 percent of the rent applicable during the immediately preceding five years and 37.5 percent thereafter.

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

         The Bank's Indio office is located at 81-701 Highway 111 in Indio, California in a 8,000 square foot facility which was constructed to Bank of Indio's specifications in 1980. The Bank occupies the facility under a lease with a ten year term commencing December 1984. The annual rent in 1996 was approximately $95,000 and is subject to annual cost of living increases.

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

         The San Clemente office is located at 115 Calle de Industrias, San Clemente, California, in a two-story free standing building consisting of approximately 12,000 square feet. The Bank owns the building subject to an assignment of a ground lease that commenced August 1, 1979 for a term of 25 years with three (3) five-year options to renew. The rental rate is approximately $70,000 per year and is subject to increases each five years based upon the change in the CPI. The Bank's branch banking office occupies approximately 6,000 square feet on the ground floor. The second floor is leased by the Bank as office space to several tenants.

         The San Juan Capistrano branch banking office is a 2,000 square feet retail suite at 32221 Camino Capistrano, Suite B101, San Juan Capistrano, California. The Bank occupies the space subject to a one year lease agreement commencing August 1, 1996 with an annual rental rate of approximately $42,000.

         The Monarch Beach branch banking office is located at 24034 Camino Del Avion, Dana Point, California in a free-standing single-story building consisting of approximately 4,200 square feet. The Bank occupies the facility subject to a lease dated April 2, 1990 for a period of ten years. The current annual rent is approximately $122,000.

         The Long Beach Community branch banking offices is located on the premises of the Long Beach Community Hospital located at 1720 Termino Avenue, Long Beach, California subject to an occupancy agreement for a period of five years commencing September 1, 1996. No rental amount is payable under the occupancy agreement.

         The Bank leases its administrative office facility located at 19100 Von Karman Avenue, Suite 550 in Irvine, California near the Orange County Airport. The current lease provides for approximately 12,400 square feet and commenced on February 1, 1996 for a period of sixteen months expiring June 30, 1997.

         Reference is made to Note 12 to the Consolidated Financial Statements for further information regarding these leases.


ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings in which the Company or the Bank is a party or to which any of their respective properties are subject other than ordinary routine litigation incidental to the Bank's business, the outcome of which is not expected to be material to the Company or its operations or properties.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No reportable events.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The Company's common stock is traded on the American Stock Exchange under the symbol "ELB" There were approximately 850 shareholders of record at December 31, 1996.

The following table shows the range of prices reported to the Company for the quarters ended:

                                 1996                        1995

                        High            Low           High           Low
March 31,             $16.125         $13.875       $11.000       $10.125
June 30,               15.625          14.625        13.000        10.000
September 30,          20.375          14.875        15.500        11.750
December 31,           22.375          18.500        16.875        14.000



         It is The Company's policy to retain most of its earnings in order to increase its equity and thereby support continued growth and expansion, however, the Company declared dividends of $0.37 per share during 1996. The Company declared its first quarterly cash dividend on November 3, 1986.

ITEM 6.  SELECTED FINANCIAL DATA

                         ELDORADO BANCORP AND SUBSIDIARY
                    FIVE YEAR CONSOLIDATED FINANCIAL SUMMARY

                                                              AT OR FOR THE YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------------------------
                                                1996           1995           1994          1993            1992
                                                ----           ----           ----          ----            ----
                                                            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
OPERATIONAL DATA
Net interest income                       $    21,653    $    19,152    $    16,408   $    15,893    $    18,058
Provision for possible credit losses              153            756          2,006         3,576          1,735
Other income                                    4,372          4,021          4,848         4,979          4,830
Operating expenses                             16,401         14,752         14,936        20,141         16,563
Net earnings (loss)                             5,580          4,504          2,556        (1,727)         2,758
Net earnings (loss) per common share (2)         1.43           1.36           0.84         (0.57)          0.91
Cash dividends per share                         0.37           0.32           0.16          0.08           0.32
Weighted average shares outstanding (2)     3,912,993      3,312,924      3,029,327     3,026,590      3,031,104
Stock dividends                                    --             10%            --            --             --

BALANCE SHEET DATA
Assets                                    $   406,761    $   383,186    $   304,022   $   323,287    $   340,782 (1)
Net loans and direct lease financing          219,232        223,692        166,310       177,725        209,259
Deposits                                      353,404        333,278        271,326       292,799        309,132
Shareholders' equity                           46,944         42,373         29,094        27,289         29,210 (1)
Book value per share(2)                         12.39          11.35          10.55          9.92          10.64 (1)

FINANCIAL RATIOS
Return on average assets                         1.42%          1.41%          0.82%        (0.53)%         0.79%
Return on average shareholders' equity           12.5           14.3            9.0          (6.2)           9.8
Total capital to assets at year end              11.5           11.1            9.6           8.4            8.6
Average loans and leases to deposits             65.0           67.6           63.3          65.5           73.1



(1) Adjusted for retroactive implementation of change in accounting for income taxes.
(2)      Retroactively adjusted for all stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS OF FINANCIAL PERFORMANCE

         Eldorado Bancorp reported record net earnings of $5.6 million for 1996 compared to net earnings of $4.5 million and $2.6 million for 1995 and 1994, respectively. On a per share basis, 1996 recorded net earnings of $1.43 compared to $1.36 in 1995 and $0.84 in 1994. Total assets increased $23.6 million to $406.8 million at year-end 1996 from $383.2 million at year-end 1995.

         The increase in 1996 net earnings over 1995 levels was primarily due to a significantly higher volume of earning assets during the 1996 period as a result of the acquisition of Mariners Bank in the fourth quarter of 1995 and secondarily due to lower provisions for loan and lease losses. The increased earnings from these factors were partially offset by a narrowing in the net interest margin and higher non-interest expense.

         The increase in 1995 earnings over 1994 levels was due to wider net interest margins, lower provisions to the allowance for possible credit losses and lower non-interest expense.

         The two key performance ratios - return on average assets and return on average equity - were 1.42 percent and 12.49 percent, respectively, for 1996. The return on average assets for 1995 and 1994 were 1.41 percent and 0.82 percent, respectively. The return on average shareholders' equity for 1995 was
14.33 percent and for 1994 was 8.95 percent.

NET INTEREST INCOME AND MARGIN

         Net interest income is the amount by which the interest earned on loans and other investments exceeds the interest paid on deposits and other sources of funds. Net interest income, for the purposes of this analysis, is adjusted to a "fully taxable equivalent" basis to recognize the yield equivalent of the income tax savings on certain tax advantaged investments, such as interest on municipal securities, which make year-to-year comparisons more meaningful. Additionally, the analysis includes deferred loan fees collected and amortized into interest income as an adjustment to the yield of such loans.

         Net interest income on a fully taxable equivalent basis increased $2.5 million, or 13 percent, to $21.7 million from $19.2 million in 1995 and compares to $16.5 million in 1994. Total interest income for 1996 increased $4.2 million from 1995 levels primarily due to a significantly higher average volume of earning assets offset by lower yields on earning assets. The increase in the volume of earning assets was due to the assets acquired in the Mariners Bank merger in the fourth quarter of 1995. Total interest expense increased $1.7 million due similarly to an increase in the average volume of deposits from the Mariners Bank merger. A significantly greater increase in the interest on earnings assets than the increase in the interest expense, therefore, resulted in higher net interest income of $2.5 million.

         Total interest income for 1995 increased $3.9 million from 1994 levels primarily due to significantly higher yields on earning assets, and secondarily, due to a higher volume of earning assets. This increase in earning asset yield for 1995 was due to a higher average rate earned on variable rate loans and favorable repricing of a significant portion of the Company's relatively short-term investment portfolio during the year. Total interest expense increased $1.2 million due similarly to an increase in the cost of fund rates and a very slight increase in funding sources. A significantly greater increase in the yield on earnings assets than the increase in the cost of funds, therefore, resulted in higher net interest income of $2.1 million while the more rapid growth in earning assets than funding liabilities further increased net interest income by $615 thousand resulting in a total increase of $2.7 million.

         The net interest margin narrowed to 6.30 percent in 1996 from 6.75 percent in 1995 and was 5.94 percent in 1994. The yield on earning assets in 1996 decreased 31 basis points while the cost of interest-bearing liabilities increased 23 basis points. This narrowing of the net interest margin was largely offset by a larger percentage of noninterest-bearing liabilities used to fund earning assets, resulting in the total cost of funds increasing only 13 basis points. The yield on earning assets in 1995 increased 117 basis points while the cost of interest-bearing liabilities increased 70 basis points. The net interest margin was widened further by a larger percentage of noninterest-bearing liabilities funding earning assets, resulting in the total cost of funds increasing only 38 basis points.


PROVISION FOR POSSIBLE CREDIT LOSSES

         The 1996 provision for loan and lease losses was $153 thousand compared to $756 thousand in 1995 and $2.0 million in 1994. Net loans and leases charged totaled $1.7 million in 1996 compared to $872 thousand and $1.4 million in 1995 and 1994, respectively. The increase in net charge -offs in 1996 was largely due to a charge off of $1.5 million on one particular loan and secondarily due to lower recoveries of loans previously charged off. Specific allowances had been established in the loans charged off in 1996, therefore, no additional provisions were required to maintain the adequacy of the allowance for possible credit losses.

         Total delinquent loans were 2.8 percent of total loans at year-end 1996 compared to 4.7 percent and 3.2 percent at year-ends 1995 and 1994, respectively. Non-accrual loans at year-end 1996, which are included in the delinquency figure, were $4.7 million, consisting primarily of commercial real estate loans, compared to $6.4 million a year earlier and $3.2 million at year end 1994. The decrease in non-accrual loans, and the corresponding decrease in the delinquency ratio, is primarily due to the large charge-off and continued resolution of problem credits.

         The following table shows certain ratios relating to the Company's loan loss experience, allowance and provision for possible credit losses for and at the end of the year indicated:

                                         For the Year Ended December 31,

                                              1996              1995
                                              ----              ----
Ratios:
Net loans charged off to average              0.79%             0.47%
loans
Allowance for credit losses to total
gross loans                                   2.09%             2.72%
Net loans charged off to allowance
for credit losses                            37.37%            13.92%
Net loans charged off to provision
for credit losses                         1,141.18%           115.34%
Allowance for credit losses to non-
performing loans                            100.24%           101.08%


         The allowance for possible credit losses decreased to $4.7 million at December 31, 1996 from $6.3 million at year-end 1995, resulting in an allowance for possible credit losses of 2.1 percent of total loans and leases compared to
2.7 percent at year-end 1995. The allowance for possible credit losses is established based upon an analysis providing specific allowances for loans that management has identified to have potential loss and general allowances for unidentified losses inherent in the portfolio. The general allowance is determined by segmenting the portfolio by risk rating and loan type with allowances established based upon historical losses in each portfolio segment. Additionally, consideration is given to loan type concentrations in the portfolio and the current and anticipated economic environment. The reduction in the allowance as a percent of loans despite the increase in charge-offs during 1996 is consistent with the charge off of loans having specific allowances in the adequacy determination methodology.


OTHER INCOME

         Other income totaled $4.4 million in 1996 compared to $4.0 million and $4.8 million in 1995 and 1994, respectively. Service charges on deposit accounts increased in 1996 as compared to the prior year due to a higher volume of accounts. Bankcard discounts declined to $168 thousand for 1996 from $405 thousand for 1995 due to management's decision to outsource the function in which revenues are now received net of costs. Additionally, other miscellaneous income was higher in 1996 compared to 1995.


OPERATING EXPENSE

         Operating expenses increased in 1996 to $16.4 million from $14.8 million in 1995. Salaries increased to $5.4 million in 1996 from $4.6 million in 1995 primarily due to additional employees resulting from the Mariners Bank acquisition. Employee benefits declined in 1996 to $2.1 million from $2.4 million the prior year due to lower levels of incentive compensation. Occupancy expense increased to $1.7 million from $1.4 million due to the additional branches from the Mariners Bank acquisition and increases in the rental expense in several of the other facilities offset by the elimination of the expense from the two branches closed and consolidated into the three former Mariners Bank branches. Furniture and equipment expense likewise increased from $900 thousand to $1.1 million. Other miscellaneous expenses increased to $6.0 million in 1996 from $5.1 million in 1995.

         Operating expenses declined in 1995 to $14.8 from $14.9 million in 1994. Salaries increased slightly to $4.6 million during the 1995 year compared to $4.5 million in 1994, reflecting the addition of several new departments and product offerings - accounts receivable financing and international banking - in addition to the acquisition of Mariners Bancorp in October 1995. Employee benefits increased to $2.4 million in 1995 compared to $1.8 million in 1994 primarily due to higher levels of incentive compensation. Occupancy expense decreased due to the consolidation of administrative offices and the $264 thousand recapture of a reserve for remaining net costs of a preexisting lease put back into use for Company operations.


ASSET GROWTH AND MIX

         Average total assets during 1996 were $392 million, an increase of $73 million, or 23 percent, over 1995 average total assets of $318 million. Average loans and leases comprised 55 percent of average total assets in 1996 compared to 58 percent in 1995. The average composition of the loan portfolio was 43 percent commercial loans, 36 percent real estate loans, 8 percent interim construction financing, and 13 percent installment loans. The 1995 loan mix was 41 percent commercial, 43 percent real estate, 3 percent interim construction, and 12 percent installment. Average direct lease financing was less than 1 percent of average total assets in 1996 and 1995. Management has emphasized a strategy to better diversify the Company's loan portfolio in 1996 by increasing relationship commercial business with less emphasis on growth in real estate loans. The Company retained nearly all of its new SBA loan production during 1996 and 1995, whereas in past years, SBA loan production had been sold.

         Securities available-for-sale and held-to-maturity were 26 percent of average total assets in 1996 compared to 27 percent in 1995. At year end 1996, 92 percent of the investment securities portfolio was classified as available for sale. Average federal funds sold were 5 percent of average total assets in 1995 and 1994. Higher reserve balances were required to be maintained at the Federal Reserve Bank due to the growth in demand deposit balances.

         Other real estate owned (OREO) averaged $1.0 million in 1996 compared to $2.0 million in 1995. At December 31, 1995, OREO totaled $394 thousand, compared to $2.0 million a year earlier.


DEPOSIT GROWTH AND MIX

         During 1996, average total deposits were $341 million, an increase of $62 million over average deposits of $279 million in 1995. Interest-bearing deposits represented 70 percent of average total deposits in 1996 and 1995. The average composition of deposits in 1996 was 30 percent demand deposits, 45 percent savings and money market deposits and 25 percent time deposits. This compares to a 1995 deposit mix of 30 percent demand, 51 percent savings and money market and 19 percent time deposits.


CAPITAL MANAGEMENT

         During 1996, shareholders' equity averaged $44.7 million or 11.4 percent of average total assets compared to $31.4 million or 9.9 percent of average total assets in 1995. On December 31, 1996 and 1995, shareholders' equity was 11.5 percent and 11.1 percent of total assets, respectively. The increase in the average capital ratio for 1996 was due to growth in retained earnings and the issuance of common shares in partial consideration of the Mariners Bancorp acquisition. The Company declared and paid cash dividends of $0.37 per share in 1996 totaling $1.4 million. In 1995, dividends of $0.32 per share totaling $960 thousand were declared and paid.

         Risk-based capital guidelines issued by the Federal Reserve Board (FRB) for bank holding companies establish an analytical framework that makes regulatory capital requirements sensitive to the risk profile of a banking organization's balance sheet. The guidelines provide for risk-based capital standards requiring banking institutions to have minimum total regulatory capital equivalent to 8 percent of assets and off-balance sheet exposures, weighted by risk. At least half of the required capital must be Tier 1 capital, which consists of core capital elements including common stockholders' equity and retained earnings. At December 31, 1996, the Company exceeded the Tier 1 risk-based capital requirements with a ratio of 15.47 percent and a total risk-based capital ratio of 16.73 percent.

         To supplement the risk-based capital guidelines, the FRB established a minimum leverage ratio guideline of 3 percent. The leverage ratio consists of Tier 1 capital divided by total assets (excluding intangibles and other items which were deducted to arrive at Tier 1 capital). At December 31, 1996, the Company's leverage ratio was 9.99 percent.

         Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a "well capitalized" bank must have a Tier 1 risk-based capital ratio of at least 6 percent, a combined Tier 1 and Tier 2 ratio of at least 10 percent and a leverage ratio of at least 5 percent (and not be subject to a capital directive order). At December 31, 1996, the Bank had a Tier 1 risk-based capital ratio of 14.30 percent, a combined Tier 1 and Tier 2 ratio of 15.56 percent and a leverage ratio of 9.53 percent.

LIQUIDITY AND INTEREST SENSITIVITY

         The primary objectives of the Company's asset and liability management strategy are the maintenance of adequate liquidity and effective management of interest rate risk. Liquidity management attempts to match sources and uses of funds in order to meet the requirements of customers for loans and deposit withdrawals. Interest rate risk management seeks to maintain a stable growth of income and manage the risk associated with changes in interest rates.

         The Company maintains short-term sources of funds to meet periodic increases in loan demand and deposit withdrawals and maturities. At December 31, 1996, the principal source of asset liquidity consisted of $34.1 million in cash and demand balances due from banks and federal funds sold of $28.4 million totaling $62.5 million, compared to a total of $41.9 million in these same assets a year earlier. Other sources included $95.9 million in securities available-for-sale.

         The Company has an established facility to borrow federal funds from other banks in excess of $24 million. Additionally, there is a strong secondary market providing for the sale of the government-guaranteed portion of the Company's SBA loans that total approximately $10.0 million at year-end 1996. Also, in the past the Company has issued commercial paper to generate liquidity at the holding company level, however, during 1996 and 1995, the Company sold no commercial paper. Furthermore, substantially all of the installment loans and leases require regular installment payments, providing a steady flow of cash funds.

         The Company manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within Company guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of its securities are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources. The Company does not utilize any interest rate swaps or other financial derivatives to alter its interest rate risk profile.

         One way to measure the impact that future change in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. Generally, a liability sensitive gap indicates that there would be a net positive impact on the net interest margin of the Company for the period measured in a declining interest rate environment since the Company's liabilities would reprice to lower market interest rates before its assets would. A net negative impact would result from an increasing interest rate environment. Conversely, an asset sensitive gap indicates that there would be a net positive impact on the net interest margin in a rising interest rate environment since the Company's assets would reprice to higher market interest rates before its liabilities would. The following table shows the Company's assets and liabilities and the cumulative gap for the periods shown:

                                                 (In thousands)
                                    1 Month        3 Months       6 Months     1 year
Total assets repricing             $124,489       $152,583       $226,042    $262,408
Total liabilities repricing         172,711        200,041        211,171     233,428
                                   --------------------------------------------------
Cumulative repricing gap           $(48,222)      $ 47,458       $ 14,871    $ 28,980
Cumulative gap/Assets                 (11.9)%        (11.7)%          3.6%        7.1%


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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                            Page
                                                                                            ----
            Independent Auditors' Report                                                     35

            Consolidated Balance Sheets at December 31, 1996 and 1995                        36


            Consolidated Statements of Income for each of the Years
                in the Three-Year Period Ended December 31, 1996                             37


            Consolidated Statements of Shareholders' Equity for each of the Years
                 in the Three-Year Period Ended December 31, 1996                            38


            Consolidated Statements of Cash Flows for each of the Years
                 in the Three-Year Period Ended December 31, 1996                            39


            Notes to Consolidated Financial Statements                                       41


          All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders Eldorado Bancorp:

We have audited the consolidated balance sheets of Eldorado Bancorp and subsidiary (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Bancorp and subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities in 1994, No. 114, Accounting by Creditors for Impairment of a Loan, as amended by No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures in 1995.

                                         KPMG PEAT MARWICK LLP


Orange County, California
February 5, 1997

ELDORADO BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


DECEMBER 31, 1996 AND 1995

ASSETS                                                                                    1996                1995
Cash and due from banks                                                             $  34,101,000        $ 32,233,000
Federal funds sold                                                                     28,400,000           9,700,000
Securities available-for-sale, at fair value                                           95,919,000          86,580,000
Securities held-to-maturity -- approximate fair value
  of $8,074,000 in 1996 and $7,212,000 in 1995                                          8,082,000           7,087,000
Loans and direct lease financing                                                      223,904,000         229,957,000
Less allowance for possible credit losses                                               4,672,000           6,265,000
                                                                                     ------------        ------------
Net loans and direct lease financing                                                  219,232,000         223,692,000
                                                                                     ------------        ------------
Premises and equipment, net                                                             8,139,000           8,598,000
Other real estate owned, net                                                              394,000           1,965,000
Goodwill, net                                                                           6,027,000           6,438,000
Other assets                                                                            6,467,000           6,893,000
                                                                                     ------------        ------------
                                                                                     $406,761,000        $383,186,000
                                                                                     ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
  Demand, non-interest bearing                                                       $111,414,000       $ 99,770,000
  Savings and money market                                                            156,857,000        157,822,000
  Time certificates under $100,000                                                     47,782,000         43,534,000
  Time certificates of $100,000 or more                                                37,351,000         32,092,000
                                                                                   --------------       ------------
          Total deposits                                                              353,404,000        333,278,000
                                                                                    -------------       ------------

Federal funds purchased                                                                 2,188,000          3,772,000
Other liabilities                                                                       4,225,000          3,763,000
                                                                                   --------------       ------------

          Total liabilities                                                           359,817,000        340,813,000
                                                                                    -------------       ------------
Commitments and contingencies (note 12)

Shareholders' equity:
  Preferred stock, no par value, authorized
    5,000,000 shares, none issued                                                             ---                ---
  Common stock, no par value; authorized 12,500,000
    shares, issued and outstanding 3,810,756 shares
    in 1996 and 3,733,822 in 1995                                                      32,448,000         31,798,000
  Net unrealized gain (loss) on securities
    available-for-sale                                                                    138,000            400,000
  Retained earnings                                                                    14,358,000         10,175,000
                                                                                    -------------       ------------
          Total shareholders' equity                                                   46,944,000         42,373,000
                                                                                    -------------       ------------
                                                                                     $406,761,000       $383,186,000
                                                                                     ============       ============


See accompanying notes to consolidated financial statements.

ELDORADO BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                1996           1995           1994
                                                ----           ----           ----
Interest income:
  Loans, including fees                    $ 21,902,000   $ 18,592,000   $ 16,170,000
  Securities                                  6,156,000      5,415,000      3,721,000
  Federal funds sold                          1,033,000        846,000        905,000
  Direct lease financing                         88,000        122,000        227,000
  Interest bearing deposits with banks             --             --           11,000
                                           ------------   ------------   ------------
          Total interest income              29,179,000     24,975,000     21,034,000
                                           ------------   ------------   ------------

Interest expense:
  Savings and money market                    3,034,000      2,875,000      3,103,000
  Time certificates under $100,000            2,471,000      1,457,000        782,000
  Time certificates of $100,000 or
    more                                      1,900,000      1,211,000        725,000
  Other                                         121,000        280,000         16,000
                                           ------------   ------------   ------------
          Total interest expense              7,526,000      5,823,000      4,626,000
                                           ------------   ------------   ------------
          Net interest income                21,653,000     19,152,000     16,408,000

Provision for possible credit losses            153,000        756,000      2,006,000
                                           ------------   ------------   ------------
Net interest income after
  provision for possible
  credit losses                              21,500,000     18,396,000     14,402,000
                                           ------------   ------------   ------------

Other income:
  Service charges on deposit accounts         2,311,000      2,203,000      2,222,000
  Bank card discounts                           168,000        405,000        882,000
  Loan servicing income                         829,000        848,000        875,000
  Net gain (loss) on sales of securities          2,000         48,000       (131,000)
  Other                                       1,062,000        517,000      1,060,000
                                           ------------   ------------   ------------
          Total other income                  4,372,000      4,021,000      4,848,000
                                           ------------   ------------   ------------

Operating expenses:
  Salaries                                    5,401,000      4,644,000      4,518,000
  Employee benefits                           2,055,000      2,369,000      1,791,000
  Occupancy                                   1,719,000      1,380,000      1,865,000
  Furniture and equipment                     1,117,000        916,000        832,000
  Other real estate owned                        72,000        330,000        388,000
  Other                                       6,037,000      5,113,000      5,542,000
                                           ------------   ------------   ------------
          Total operating expenses           16,401,000     14,752,000     14,936,000
                                           ------------   ------------   ------------

          Earnings before income taxes        9,471,000      7,665,000      4,314,000
Income taxes                                  3,891,000      3,161,000      1,758,000
                                           ------------   ------------   ------------
Net earnings                               $  5,580,000   $  4,504,000   $  2,556,000
                                           ============   ============   ============

Primary earnings per share                 $       1.43   $       1.36   $       0.84
                                           ------------   ------------   ------------
Weighted average number of shares used
  in per share calculation                    3,912,993      3,312,924      3,029,327
                                           ============   ============   ============




See accompanying notes to consolidated financial statements.

ELDORADO BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                      NET UNREALIZED
                                                                         GAIN (LOSS)
                                                                       ON SECURITIES                              TOTAL
                                               COMMON STOCK               AVAILABLE-       RETAINED       SHAREHOLDERS'
                                           SHARES         AMOUNT            FOR-SALE       EARNINGS              EQUITY
                                           ------         -----       ---------------      --------       -------------
BALANCE, DECEMBER 31, 1993              2,752,255      17,427,000                ---       9,862,000         27,289,000
                                        ---------     -----------        ------------    -----------        -----------
Net unrealized gain on
  securities available-
  for-sale
  as of January 1, 1994                       ---            ---         $ 1,179,000            ---           1,179,000
Cash dividends declared
  ($0.16) per share)                          ---            ---                 ---        (441,000)          (441,000)
Stock options exercised                     4,473          35,000                ---            ---              35,000
Change in net unrealized gain
  on securities
  available-for-sale                          ---            ---          (1,524,000)           ---          (1,524,000)
Net earnings                                  ---            ---                ---        2,556,000          2,556,000
                                        ---------     -----------        -----------     -----------        -----------
BALANCE, DECEMBER 31, 1994              2,756,728      17,462,000           (345,000)     11,977,000         29,094,000
                                        ---------     -----------        -----------     -----------        -----------
Cash dividends declared
  ($0.32) per share                           ---            ---                 ---        (960,000)          (960,000)
Stock options exercised                     7,380          62,000                ---            ---              62,000
Common stock issued                       630,276       8,928,000                ---            ---           8,928,000
10% common stock dividend                 339,438       5,346,000                ---      (5,346,000)               ---
Change in net unrealized gain
  on securities
  available-for-sale                          ---            ---             745,000            ---             745,000
Net earnings                                  ---            ---                 ---       4,504,000          4,504,000
                                        ---------     -----------        -----------    ------------        -----------
BALANCE, DECEMBER 31, 1995              3,733,822     $31,798,000        $   400,000     $10,175,000        $42,373,000
                                        ---------     -----------        -----------    ------------        -----------
Cash dividends declared
  ($0.37) per share                           ---            ---                 ---      (1,397,000)        (1,397,000)
Stock options exercised                    76,934         650,000                ---            ---             650,000
Change in net unrealized gain
  on securities
  available-for-sale                          ---            ---            (262,000)           ---            (262,000)
Net earnings                                  ---            ---                 ---       5,580,000          5,580,000
                                        ---------     -----------        -----------     -----------         ----------
BALANCE, DECEMBER 31, 1996              3,810,756     $32,448,000        $   138,000     $14,358,000        $46,944,000
                                       ----------     -----------        -----------     -----------        -----------









See accompanying notes to consolidated financial statements.

ELDORADO BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED 1996, 1995 AND 1994
                                                                            1996               1995                1994
Cash flows from operating activities:
  Net earnings                                                       $ 5,580,000       $  4,504,000         $ 2,556,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                                      1,039,000            556,000             998,000
    Amortization of intangible assets                                    634,000            186,000             110,000
    Provision for possible credit losses                                 153,000            756,000           2,006,000
    Provision for possible losses on
      other real estate owned                                                ---            249,000             118,000
    (Gain) loss on sales of premises and equipment                         (6,00)           (10,000)              8,000
    Gain on sales of SBA loans                                          (158,000)           (17,000)           (279,000)
    (Gain) loss on sale of other real estate owned                      (148,000)           (60,000)            (36,000)
    (Gain) loss on sales of securities
      available-for-sale                                                  (2,000)           (48,000)            131,000
    Amortization of deferred income, discounts
      and fees                                                          (307,000)           (65,000)           (438,000)
    Loan fees collected                                                  799,000            510,000             508,000
    (Increase) decrease in other assets                                 (413,000)        (2,089,000)          1,550,000
    (Increase) decrease in deferred income taxes                         638,000           (158,000)            (90,000)
    Increase in other liabilities                                        462,000          1,001,000             478,000
                                                                   -------------      -------------        ------------
          Net cash provided by operating activities                    8,271,000          5,315,000           7,620,000
                                                                   -------------      -------------        ------------

Cash flows from investing activities:
  Proceeds from maturity of securities
    available-for-sale                                                62,568,000         95,347,000          71,448,000
  Proceeds from sales of securities
    available-for-sale                                                 3,166,000          3,069,000           3,948,000
  Proceeds from the call of securities held-to-maturity                2,500,000                ---                 ---
  Purchase of securities available-for-sale                          (75,567,000)       (85,423,000)       (100,405,000)
  Purchase of securities held-to-maturity                             (3,492,000)        (6,501,000)           (586,000)
  Net (increase) decrease in interest
    bearing deposits with banks                                              ---                ---             594,000
  Proceeds from sale of loans                                                ---          1,732,000           6,720,000
  Increase in commercial loans held for sale                                 ---                ---          (8,352,000)
  Purchase of loans                                                          ---                ---         (11,665,000)
  Net (increase) decrease in loans and leases                          4,141,000         (5,536,000)         21,004,000
  Purchase of premises and equipment                                    (546,000)          (793,000)         (1,147,000)
  Proceeds from sales of premises and equipment                           15,000              9,000              14,000
  Proceeds from sales of other real estate owned                       1,717,000          1,928,000           4,908,000
  Net cash received in purchase of Mariners Bank                             ---          3,407,000                 ---
                                                                    ------------      -------------       -------------
          Net cash provided by (used in) investing
            activities                                              $ (5,498,000)      $  7,239,000       $ (13,519,000)
                                                                    -------------      ------------       --------------


See accompanying notes to consolidated financial statements.

ELDORADO BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                            1996               1995                1994
Cash flows from financing activities:
  Net increase (decrease) in deposits                                     $ 20,126,000    $ (5,126,000)   $(21,473,000)
  Net increase (decrease) in federal funds purchased                        (1,584,000)      2,742,000         (75,000)
  Dividends paid                                                            (1,397,000)       (960,000)       (441,000)
  Proceeds from stock options exercised                                        650,000          62,000          35,000
  Cost of stock issuance                                                          --          (289,000)           --
                                                                          ------------    ------------    ------------
          Net cash used in financing activities                             17,795,000      (3,571,000)    (21,954,000)
                                                                          ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents                            20,568,000       8,983,000     (27,853,000)
Cash and cash equivalents at beginning of year                              41,933,000      32,950,000      60,803,000
                                                                          ------------    ------------    ------------
Cash and cash equivalents at end of year                                  $ 62,501,000    $ 41,933,000    $ 32,950,000
                                                                          ============    ============    ============
Supplemental disclosures of cash flow information:
  Cash paid for --
  Interest                                                                $  7,552,000    $  5,589,000    $  4,653,000
  Income taxes, net                                                          3,142,000       2,871,000       2,986,000
Supplemental disclosures of noncash investing and financing activities:
  Dividends accrued and paid in subsequent years                                  --           299,000            --
  Transfer of loans to other real estate owned                                 165,000       2,526,000       1,071,000
  Transfer of investment securities to
    securities available-for-sale                                                 --              --        61,901,000
  The Company purchased all of the capital stock
    of Mariners Bancorp for $4,301,000 cash,
    including direct cost and 630,276 common
    shares of Eldorado Bancorp, valued at
    $9,217,000 less cost of issuing the stock
    In connection with the purchase, assets
    acquired and liabilities assumed were as
    follows:
    Fair value of assets acquired                                                 --        75,615,000            --
    Fair value of liabilities assumed                                             --        67,608,000            --
                                                                          ============    ============    ============


See accompanying notes to consolidated financial statements.

ELDORADO BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of Eldorado Bancorp (the "Company") and its wholly owned subsidiary, Eldorado Bank (the "Bank"). All intercompany balances and transactions have been eliminated in consolidation. Eldorado Bancorp has no significant assets or liabilities other than its investment in the Bank.

          The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year. Actual results could differ significantly from those estimates.

BUSINESS

          The Company has no subsidiary or affiliated business other than the Bank. The Company has not entered into any of the permitted non-banking activities. On December 24, 1996 the Company entered into an Agreement and Plan of Merger with Commerce Security Bancorp, Inc. providing for the acquisition of 100 percent of the outstanding shares of the Company in exchange for the right to receive $23.00 cash for each share tendered.

          The Bank provides a full range of banking services to individual and corporate customers throughout Orange, Los Angeles, Riverside and San Bernardino Counties. The Bank is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain federal and state agencies and undergoes periodic examination by those regulatory authorities.

SECURITIES

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments of Debt and Equity Securities" ("SFAS 115"). SFAS 115 was required to be adopted by the Company in 1994. Accordingly, the Company reclassified its entire investment security portfolio as of January 1, 1994 as securities available-for-sale which were adjusted to reflect fair value. Previously, the investment securities were carried at cost, adjusted for the accretion of discounts and amortization of premiums.

SFAS 115 requires that investments be classified as "held-to-maturity", "available-for-sale" or "trading securities". The statement defines investments in securities as "held-to-maturity" based upon a positive intent and ability to hold those securities to maturity. Investments held-to-maturity are reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and are to be reported at fair value, with unrealized gains and losses included in operations. Equity and debt securities not classified as "held-to-maturity" or "trading securities" are classified as "available-for-sale" and are recorded at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of shareholders' equity, net of the tax effect. The designation of securities is made by management at the time of acquisition.


LOANS AND DIRECT LEASE FINANCING

          Loans are reported at the principal amount outstanding, net of unearned income. Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding. Interest accruals are discontinued when, in the opinion of management, it is deemed uncollectable.

          Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal and, generally, when a loan becomes contractually past-due by 90 days or more with respect to principal or interest. The accrual of interest may be continued on a loan contractually past-due 90 days or more with respect to interest or principal if the Company is in the process of collection, and collection of principal and interest is deemed probable.

          When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loan is estimated to be fully collectible.

          A loan is classified as a restructured loan when certain modifications, such as the reduction of interest rates to below market or forgiveness or deferral of principal payments, are made to contractual terms due to a borrower's financial condition. Certain restructured loan agreements call for additional interest or principal to be paid on a deferred or contingent basis.

          The Bank has direct financing leases under which it purchases automobiles and equipment which are in turn leased to its customers. Direct financing leases are recorded at the sum of the aggregate lease rentals receivable and the estimated residual value of the equipment, net of unearned income. The related unearned income is deferred and amortized into income so as to produce a level rate of return.

LOAN ORIGINATION FEES AND COSTS

          Loan origination fees and direct costs associated with lending are netted and amortized to interest income as an adjustment to the yield over the respective lives of the loans using a method that approximates the level-yield method over the period to maturity. At December 31, 1996 and 1995, net deferred loan fees (costs) of $(132,000) and $222,000, respectively, are included in loans.

SALES OF LOANS

          The Bank has realized gains from the sale of the guaranteed portion of "Small Business Administration" loans. Gains or losses are recognized upon completion of the sale (net of related commissions paid that are directly attributable to the sale) and are based on the difference between the net sales proceeds and the relative fair value of the portion of the loan sold versus the portion of the loan retained. Loans held for sale are carried at the lower of cost or estimated market value.

ALLOWANCE FOR POSSIBLE CREDIT LOSSES

          The allowance for possible credit losses is established through a provision for possible credit losses charged to expense. Loans and leases are charged against the allowance for possible credit losses when management believes that the collectibility of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, leases and commitments to extend credit, based on the evaluations of the collectibility and prior loss experience of loans, leases and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio; overall portfolio quality; loan concentrations; specific problem loans, leases and commitments; and current and anticipated economic conditions that may affect the borrowers' ability to pay.

          Effective January 1, 1995, the Company adopted the Financial Accounting Standard's Board Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan", as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS 114 requires loans to be measured for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for possible credit losses as an adjustment to the allowance for possible credit losses. SFAS 114 applies to all loans, whether collateralized or uncollateralized, except for large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and debt securities. In addition, it usually applies to loans that are restructured in a troubled debt restructuring involving a modification of terms. However, such loans restructured prior to the effective date of SFAS 114 that are performing in accordance with their restructured terms are not considered impaired under SFAS 114.

          As required by SFAS 114, the Company generally measures impairment based upon the present value of the loan's expected future cash flows, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the fair value of the collateral. In addition, in certain rare circumstances, impairment may be based on the loan's observable fair value.

          Generally, the Company evaluates a loan for impairment in accordance with SFAS 114 when it is placed on nonaccrual status. Adopting SFAS 114 did not affect the Company's charge-off policy.

          The adoption of SFAS 114 did not have a material effect on the Company's financial position or results of operations.

          Management believes that the allowance for possible credit losses is adequate. While management uses available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions. In addition, both federal and state regulators, as an integral part of their examination process, periodically review the Company's allowance for possible credit losses. These agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

OTHER REAL ESTATE OWNED

          Other real estate owned consists of real estate acquired in settlement of loans. Other real estate owned is carried at the lower of cost or estimated fair value less selling costs. The recognition of gains and losses on the sale of real estate is dependent upon various factors relating to the nature of the property sold, the terms of the sale and the future involvement of the Company.

          Real estate acquired in settlement of loans are recorded at the lower of the unpaid balance of the loan at the settlement date or fair value less selling costs of the collateral. Subsequently, valuation allowances for estimated losses are provided against income if the carrying value of real estate exceeds estimated fair value less selling costs. Legal fees and direct costs, including foreclosure, appraisal and other related costs, are expensed as incurred. While management uses available information to provide for losses on real estate, future additions to the allowance may be necessary based on future economic conditions. In addition, the regulatory agencies periodically review the allowance for real estate losses and such agencies may require the Company to recognize additions to the allowance based on information and factors not available to management.

PREMISES AND EQUIPMENT

          Premises and equipment are stated at cost, less accumulated depreciation and amortization which is charged to expense on a straight-line basis over the estimated useful lives of the assets, from 3 to 30 years, or, in the case of leasehold improvements, over the terms of the leases if shorter than the estimated useful lives.

INTANGIBLE ASSETS

          The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of businesses acquired in purchase transactions. Goodwill is being amortized on a straight-line method over fifteen years. The Company periodically reviews goodwill to assess recoverability from projected, undiscounted net cash flows of the related business unit, and impairments would be recognized in operating results if a permanent diminution in value were to occur.

          Core deposit intangibles represents the intangible value of depositor relationships resulting from deposits assumed in acquisitions and is amortized over their useful economic life, not to exceed ten years.

INCOME TAXES

          Income taxes are accounted for under the asset and liability method of accounting. Under the asset and liability method, deferred income taxes are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

STATEMENTS OF CASH FLOWS

          For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

EARNINGS PER SHARE

         Earnings per share of common stock are based upon the weighted average number of common shares, which include common stock and dilutive common stock equivalent shares ("CSE") outstanding during each period, after giving retroactive effect to stock dividends, including the 10 percent stock dividend declared in November 1995.

         The calculations of earnings per share of common stock are as follows for the periods indicated:

                                                 Years Ended December 31,
                                ---------------------------------------------------------------------------
                                          1996                      1995                      1994
                                ---------------------------------------------------------------------------
                                                 Fully                     Fully                     Fully
                                Primary         Diluted   Primary         Diluted   Primary         Diluted
                                -------         -------   -------         -------   -------         -------
Net earnings                    $    5,580   $    5,580   $    4,504   $    4,504   $    2,556   $    2,556
                                ==========   ==========   ==========   ==========   ==========   ==========
Weighted average common
   shares outstanding            3,771,719    3,771,719    3,165,363    3,165,363    3,029,327    3,029,327
Dilutive CSE on stock options      141,274      179,878      147,630      179,637         --           --
                                ----------   ----------   ----------   ----------   ----------   ----------
Weighted average number of
   shares                        3,912,993    3,951,602    3,312,993    3,345,000    3,029,327    3,029,327
                                ==========   ==========   ==========   ==========   ==========   ==========
Net earnings per share          $     1.43   $     1.41   $     1.36   $     1.35   $     0.84   $     0.84
                                ==========   ==========   ==========   ==========   ==========   ==========



RECLASSIFICATIONS

          Certain items in prior periods have been reclassified to conform to the current presentation.

CURRENT ACCOUNTING PRONOUNCEMENTS

                  Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" (SFAS
123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123. See Note (9) of the Notes to Consolidated Financial Statements for the pro forma net income and pro forma earnings per share disclosures.

         In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.125 (SFAS 125), "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 125 addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements and other transactions involving the transfer of financial assets. SFAS 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is generally effective for transactions that occur after December 31, 1996, and it is to be applied prospectively. SFAS 125 will requires the allocation of the total cost of mortgage loans sold to the mortgage loans sold (servicing released), interest-only and retained certificates and servicing rights based on their relative fair values. Under SFAS 125 the interest-only and retained certificates and servicing rights are assessed for impairment based upon the fair value of those rights. The pronouncement also requires the additional disclosure about the interest-only and retained certificates in securitizations and the accounting for these assets at fair value in accordance with Statement of Financial Accounting Standards No.115. Management believes the adoption of SFAS 125 on January 1, 1997 will not have a material impact on the Company's operations.


(2)       ACQUISITION OF MARINERS BANK

          On October 20, 1995, the Company acquired 100% of the outstanding common stock of Mariners Bancorp ("Mariners") for $4,072,000 in cash and the issuance of 630,276 common shares of Eldorado Bancorp, valued at $14.625 per share. Mariners had total assets of approximately $75,263,000. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. The consolidated financial statements include the operations of Mariners from the date of the acquisition. Goodwill and core deposit intangibles arising from the transaction totaled approximately $7,007,000. Goodwill of $5,511,000 is being amortized over fifteen years on a straight-line basis. Core deposit intangible of $1,496,000 is being amortized over its useful economic life of ten years.

          The following table sets forth selected unaudited pro forma combined financial information of the Company and Mariners for the years ended December 31, 1995 and 1994. The pro forma operating data reflects the effect of the acquisition of Mariners as if it was consummated at the beginning of each year presented. The pro forma results are not necessarily indicative of the results that would have occurred had the acquisition been in effect for the full years presented, nor are they necessarily indicative of the results of future operations.


                                         YEAR ENDED DECEMBER 31,
                                         -----------------------
                                              1995          1994
                                              ----          ----
Interest income                        $30,444,000   $27,262,000
Interest expense                         7,109,000     6,019,000
                                       -----------   -----------
Net interest income                     23,335,000    21,243,000
Provision for possible credit losses       926,000     2,188,000
                                       -----------   -----------
Net interest income after provision
for possible credit losses              22,409,000    19,055,000
Other income                             5,121,000     6,479,000
Operating expenses                      18,894,000    20,886,000
                                       -----------   -----------
Earnings before income taxes             8,636,000     4,648,000
Income taxes                             3,578,000     1,873,000
                                       -----------   -----------
Net earnings                           $ 5,058,000   $ 2,775,000
                                       ===========   ===========
Earnings per share                     $      1.36   $      0.75
                                       ===========   ===========

(3) RESTRICTED CASH BALANCES

          Aggregate reserves (in the form of deposits with the Federal Reserve
Bank) approximating $8,026,000 were maintained to satisfy Federal regulatory requirements at December 31, 1996.

(4) SECURITIES

          A summary of securities follows:

                                                                                DECEMBER 31, 1996
                                                                                -----------------
                                                                                   GROSS             GROSS        ESTIMATED
                                                              AMORTIZED       UNREALIZED        UNREALIZED             FAIR
                                                                   COST            GAINS            LOSSES            VALUE
                                                              ---------       ----------        ----------        ---------
Available-For-Sale Securities:
  U.S. Treasury securities and obligations
  of other U.S. government corporations
  and agencies                                              $89,083,000         $168,000          $ 79,000      $89,172,000
Obligations of states and political
  subdivisions                                                  983,000            3,000             1,000          985,000
Corporate debt securities                                     1,811,000           33,000               ---        1,844,000
Mortgage backed securities                                    3,185,000           95,000             4,000        3,276,000
Other                                                           628,000           14,000               ---          642,000
                                                            -----------         --------          --------      -----------
                                                            $95,690,000         $313,000          $ 84,000      $95,919,000
                                                            -----------         --------          --------      -----------
Held-To-Maturity Securities:
  U.S. government corporation and agencies                  $ 6,992,000         $  1,000          $ 54,000      $ 6,939,000
  Obligations of states and political
  subdivisions                                                  589,000           41,000               ---          630,000
Corporate debt securities                                       501,000            4,000               ---          505,000
                                                            -----------         --------           -------      -----------
                                                            $ 8,082,000        $  46,000           $54,000      $ 8,074,000
                                                            ===========        =========           =======      ===========


                                                                                DECEMBER 31, 1995
                                                                                -----------------
                                                                                   GROSS             GROSS        ESTIMATED
                                                              AMORTIZED       UNREALIZED        UNREALIZED             FAIR
                                                                   COST            GAINS            LOSSES            VALUE
                                                              ---------       ----------        ----------        ---------

Available-For-Sale Securities:
  U.S. Treasury securities and obligations
  of other U.S. government corporations
  and agencies                                              $76,436,000          $462,000          $ 6,000      $76,892,000
Obligations of states and political
  subdivisions                                                1,195,000             8,000            1,000        1,202,000
Corporate debt securities                                     4,327,000           107,000            3,000        4,431,000
Mortgage backed securities                                    3,907,000           119,000            2,000        4,024,000
Other                                                            31,000               ---              ---           31,000
                                                            -----------          --------          -------      -----------
                                                            $85,896,000          $696,000          $12,000      $86,580,000
                                                            -----------          --------          -------      -----------
Held-To-Maturity Securities:
  U.S. government corporation and agencies                  $ 5,998,000          $ 54,000          $ 1,000      $ 6,051,000
  Obligations of states and political
  subdivisions                                                  587,000            58,000              ---          645,000
Corporate debt securities                                       502,000            14,000              ---          516,000
                                                            -----------          --------         --------      -----------
                                                            $ 7,087,000          $126,000          $ 1,000      $ 7,212,000
                                                            ===========          ========          =======      ===========


At December 31, 1996, securities with a carrying value of $6,433,000 were pledged to secure public deposits or for other purposes required by law.

          Maturities of securities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            ESTIMATED
                                             AMORTIZED           FAIR
                                                  COST          VALUE
                                             ---------      ---------
Available-For-Sale Securities:
  Due in one year or less                  $66,718,000   $66,807,000
  Due after one year through five years     26,441,000    26,499,000
  Due after five years through ten years     1,376,000     1,383,000
  Due after ten years                        1,155,000     1,230,000
                                           -----------   -----------
                                           $95,690,000   $95,919,000
                                           ===========   ===========
Held-To-Maturity Securities At Cost:
Due after one year through five years      $ 3,999,000   $ 3,959,000
Due after five through ten years             4,083,000     4,115,000
                                           -----------   -----------
                                           $ 8,082,000   $ 8,074,000
                                           ===========   ===========

          Proceeds from sales of securities available-for-sale during 1996, 1995 and 1994 were $3,166,000, $3,069,000 and $3,948,000, respectively. The Bank experienced gross gains on sales of securities available-for-sale of $2,000 in 1996 and $50,000 in 1995. A gross loss of $2,000 was realized on sales in 1995. Proceeds from the call of securities held-to-maturity during 1996 were $2,500,000 as a result of mandatory early calls of the securities.


 (5) LOANS AND DIRECT LEASE FINANCING

          A summary of loans and direct lease financing follows:


                                           1996             1995
                                           ----             ----
Commercial -- unsecured           $  49,946,000    $  41,831,000
Commercial -- secured                51,852,000       52,717,000
Interim construction                 14,464,000       18,219,000
Real estate                          77,570,000       88,097,000
Installment                          27,623,000       26,553,000
Lease financing                         668,000          876,000
Credit cards and other                1,864,000        1,791,000
Less unearned income, discounts
  and fees                              (83,000)        (127,000)
                                  -------------    -------------
                                  $ 223,904,000    $ 229,957,000
                                  =============    =============

          The Bank serviced loans for others totaling $79,075,000 and $89,908,000 at December 31, 1996 and 1995, respectively.

          The Company grants construction, commercial and consumer loans to customers throughout the Southern California area. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the real estate markets in Orange, Los Angeles, Riverside and San Bernardino counties of California.

          In the ordinary course of business, the Bank has granted loans to certain related parties and their affiliates. These loans are made under terms which are consistent with the Bank's normal lending policies. A summary of activity with respect to these loans follows:

                                                1996           1995
                                                ----           ----
Balance outstanding, beginning of year   $   855,000    $ 2,251,000
Loans granted during year                    143,000        265,000
Repayments during year                      (150,000)    (1,661,000)
                                         -----------    -----------
Balance outstanding, end of year         $   848,000    $   855,000
                                         ===========    ===========

          At December 31, 1996, 1995 and 1994, the Bank had loans of approximately $4,661,000, $5,818,000, and $3,161,000 respectively, on which the accrual of interest had been discontinued. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $343,000, $172,000, and $144,000 for 1996, 1995 and 1994,
respectively.

          Loans restructured, prior to January 1, 1995, the effective date of SFAS 114, and performing within the terms of the restructured agreement amounted to $3,425,000 and $1,531,000 at December 31, 1996 and 1995, respectively. Under the original terms of the loans, interest earned would have totaled $496,000 and $235,000 for the year ended December 31, 1996 and 1995, respectively. The recorded interest income amounted to $316,000 and $187,000 for 1996 and 1995, respectively.

          The following is a summary of impaired loans and the related allowance for possible credit losses at December 31:

                                                        1996                                      1995
                                              ---------------------------------    -------------------------------------
                                                                      Allowance                                Allowance
                                                 Recorded          For Possible      Recorded               For Possible
                                               Investment         Credit Losses    Investment                 Investment
                                              ------------        -------------    ----------              -------------
Impaired loans requiring an
  allowance for possible credit                $4,060,000           $449,000      $5,077,000                 $1,985,000
  losses
Impaired loans not requiring an
  allowance for possible credit                       ---                ---         741,000                        ---
losses
                                               ----------           --------      ----------                 ----------
                                               $4,060,000           $449,000      $5,818,000                 $1,985,000


          The Company's policy for recognizing interest income on impaired loans is the same as the policy applied to nonaccrual loans prior to the adoption of SFAS 114. When the collectibility of principal on a loan is in doubt, all payments received are applied as a reduction to principal. There was no interest income recognized on impaired loans for the year ended December 31, 1996.

(6) ALLOWANCES FOR POSSIBLE CREDIT LOSSES AND OTHER REAL ESTATE OWNED

          A summary of activity in the allowance for possible credit losses follows:

                                             1996               1995             1994
                                             ----               ----             ----
Balance at beginning of year          $ 6,265,000        $ 5,564,000      $ 4,740,000
Credits charged-off                    (1,976,000)        (1,311,000)      (1,574,000)
Recoveries on credits
  previously charged-off                  230,000            439,000          169,000
                                      -----------       ------------     ------------
Net charge-offs                         1,746,000           (872,000)      (1,405,000)
Increase in allowance for
  possible credit losses
  through acquisition                         ---            817,000          223,000
Provision for possible
  credit losses                           153,000            756,000        2,006,000
                                      -----------      -------------     ------------
Balance at end of year                $ 4,672,000        $ 6,265,000      $ 5,564,000
                                      ===========        ===========      ===========

          The determination of the allowance for possible credit losses requires the use of certain significant estimates by Management in relation to the ultimate repayment of loans. These amounts could differ materially in the near term from the amounts assumed in arriving at the allowance for possible loan losses in December 31, 1996.

          A summary of activity in the valuation allowance on other real estate owned follows:


                                        1996            1995           1994
                                        ----            ----           ----
Balance at beginning of year       $   721,000    $   407,000    $ 3,220,000
Increase to valuation allowance
through acquisition                       --          167,000           --
Additions to valuation allowance
  charged to operations                   --          249,000        118,000
Recognized losses on other real
  estate owned charged against
  the allowance                       (604,000)      (102,000)    (2,931,000)
                                   -----------    -----------    -----------
Balance at end of year             $   117,000    $   721,000    $   407,000
                                   ===========    ===========    ===========

(7) PREMISES AND EQUIPMENT

A summary of premises and equipment follows:

                                           1996          1995
                                           ----          ----
Land                                $ 2,467,000   $ 2,467,000
Buildings                             5,586,000     5,443,000
Furniture, fixtures and equipment     5,056,000     4,720,000
Leasehold improvements                2,347,000     2,289,000
Leasehold interests                     732,000       732,000
                                    -----------   -----------
                                     16,188,000    15,651,000
Less accumulated depreciation and
  amortization                        8,049,000     7,053,000
                                    -----------   -----------
                                    $ 8,139,000   $ 8,598,000
                                    ===========   ===========

 (8) INCOME TAXES

          The components of income taxes (benefit) are as follows:

              CURRENT       DEFERRED           TOTAL
              -------       --------           -----
1996
Federal   $ 2,311,000    $   539,000    $ 2,850,000
State         942,000         99,000      1,041,000
          -----------    -----------    -----------
          $ 3,253,000    $   638,000    $ 3,891,000
          ===========    ===========    ===========
1995
Federal   $ 2,531,000    $  (145,000)   $ 2,386,000
State         788,000        (13,000)       775,000
          -----------    -----------    -----------
          $ 3,319,000    $  (158,000)   $ 3,161,000
          ===========    ===========    ===========
1994
Federal   $ 1,512,000    $  (252,000)   $ 1,260,000
State         336,000        162,000        498,000
          -----------    -----------    -----------
          $ 1,848,000    $   (90,000)   $ 1,758,000
          ===========    ===========    ===========

Income taxes differed from the expected Federal statutory rate as follows:


                                                 1996                    1995                       1994
                                               AMOUNT        %         AMOUNT        %            AMOUNT         %
                                               ------        -         ------        -            ------         -
Expected income taxes                      $3,220,000     34.0     $2,606,000     34.0        $1,467,000      34.0
State franchise taxes, net of
  Federal income tax benefit                  687,000      7.3        576,000      7.5           325,000       7.5
Other income not subject to tax                10,000      0.1        (48,000)    (0.6)          (50,000)     (1.2)
Other                                         (26,000)    (0.3)        27,000      0.3            16,000       0.4
                                         -------------    ----     ----------     ----        ----------      ----
                                           $3,891,000     41.1     $3,161,000     41.2        $1,758,000      40.7
                                           ==========     ====     ==========     ====        ==========      ====

          Included in other liabilities at December 31, 1996 and 1995 is current income taxes payable of $258,000 and $148,000, respectively.

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:


                                                    1996           1995
                                                    ----           ----
Deferred tax assets:
  Loans, due to allowance for
    possible credit losses                   $   685,000    $ 1,281,000
  Other real estate owned                         53,000        352,000
  Investment securities                           10,000         10,000
  State taxes                                    353,000        262,000
  Accrued compensation                           336,000        274,000
  Net operating losses                           159,000        208,000
  Other                                          340,000        233,000
                                             -----------    -----------
                                               1,936,000      2,620,000
                                             -----------    -----------
Deferred tax liabilities:
  Premises and equipment                      (1,083,000)    (1,172,000)
  Deferred loan origination fees and costs      (200,000)      (144,000)
  Purchase accounting adjustments               (400,000)      (479,000)
  Securities valuation allowance                 (97,000)      (284,000)
  Other                                         (117,000)       (51,000
                                             -----------    -----------
                                              (1,897,000)    (2,130,000)
                                             -----------    -----------
  Net deferred tax asset                     $    39,000    $   490,000
                                             ===========    ===========

          In determining the possible future realization of deferred tax assets, the Company takes future taxable income from the following sources into account:
(a) the reversal of taxable temporary differences; (b) future operations exclusive of reversing temporary differences; (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. As of December 31, 1996 and 1995, there was no valuation allowance against deferred tax assets. Deferred tax assets as of December 31, 1996 and 1995 have been recognized to the extent of the expected reversal of taxable temporary differences and the amount of Federal income tax paid in the carryback period which would be recoverable through the carryback of net operating losses.

          Certain factors beyond management's control can effect future levels of earnings and no assurance can be given that sufficient earnings will be generated to fully realize the recorded tax benefits. Management believes, however, that the remaining temporary differences will reverse during periods in which the Company generates net taxable earnings.

(9) STOCK OPTION PLANS

          A stock option plan approved by the shareholders in 1989 ("1989 Plan") provides that incentive stock options and nonqualified options covering an aggregate of 145,200 shares (after giving retroactive effect for stock dividends) of the Company's unissued common stock may be granted to salaried officers, key employees or directors at prices no less than the fair market value of such shares at dates of grant. Options granted may be exercised at a rate of 20% per year and expire five years from the date the options are granted.

          A stock option plan approved by the shareholders in 1992 ("1992 Plan") provides that incentive stock options and nonqualified options covering an aggregate of 154,000 shares (after giving retroactive effect for stock dividends) of the Company's unissued common stock may be granted to salaried officers, key employees or directors at prices no less than the fair market value of such shares at dates of grant. Options granted may be exercised at a rate of 20% per year and expire five years from the date the options are granted.

          A stock option plan approved by the shareholders in 1995 ("1995 Plan") provides that options covering an aggregate of 143,000 shares (after giving retroactive effect for stock dividends) of the Company's unissued common stock may be granted to salaried officers, key employees or directors at prices no less than the fair market value of such shares at dates of grant. Options granted may be exercised at a rate of 20% per year and expire five years from the date the options are granted.

A summary of transactions in the Plans for the three years ended December 31, 1996 follows:


                               AVAILABLE                        PRICE
                               FOR GRANT   OUTSTANDING      PER SHARE
                               ---------   -----------      ---------

BALANCE AT DECEMBER 31, 1993    154,742      169,760     $ 7.13-14.880
Options granted                (112,150)     112,150       8.13-12.250
Options exercised                  --         (4,473)      8.13- 8.630
Options canceled                 15,687      (15,687)      8.13-14.880
Options expired under
          1980 plan             (15,400)     (15,400)      8.13-14.880
Options expired under
          1982 plan             (13,500)     (13,500)      8.13-14.880
                               --------     --------     -------------
BALANCE AT DECEMBER 31, 1994     29,379      232,850     $ 7.13-14.880
Shares authorized under the
          1995 plan             130,000         --               --
10% stock dividend               25,708       19,037             --
Options granted                (150,130)     150,130      10.00-14.090
Options exercised                  --         (7,380)      8.13-11.000
Options canceled                 35,080      (35,080)      8.13-14.900
Options expired under
          1980 plan                (220)        (220)           14.550
                               --------     --------     --------------
BALANCE AT DECEMBER 31, 1995     69,817      359,337     $ 6.48-14.090
Options granted                 (11,550)      11,550            15.125
Options exercised                  --        (76,934)      7.39-13.180
Options canceled                  2,770       (2,770)      7.39-15.125
                               --------     --------     --------------
BALANCE AT DECEMBER 31, 1996     61,037      291,183     $ 7.39-15.125
                               ========     ========     ==============


         At December 31, 1996 138,957 options were exercisable at prices ranging from $7.39 to $15.125 per share and there were 61,037 shares available for grant under the Plans. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $2.72 and $2.46 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 3.0%, risk-free interest rate of 5.53%, an expected life of 4 years and expected volatility of 20 percent; 1995 expected dividend yield 3.4%, risk-free interest rate of 6.27%, an expected life of 4 years and expected volatility of 20 percent.

       The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

                                    1996         1995
                              ----------   ----------
Net earnings:
    As reported               $5,580,000   $4,504,000
    Pro forma                  5,507,000    4,437,000

Primary earnings per share:
    As reported               $     1.43    $    1.36
    Pro forma                       1.41         1.34

Pro forma net earnings reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

(10) EMPLOYEE BENEFIT PLANS

          The Company has a stock bonus plan covering substantially all employees who satisfy the age and length of service requirements. Under the terms of the plan, the Company contributes to a trust fund such amounts (not to exceed 15% of compensation) as determined annually by the Board of Directors. The Company's contribution was approximately $120,000, $200,000, and $60,000 for 1996, 1995 and 1994, respectively.

          The Company has a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. The employees of the Company are eligible to participate in the 401(k) profit sharing plan if they are twenty-one years of age or older and have completed 500 hours of service. Under the plan, eligible employees are able to contribute up to 10% of their compensation (some limitations apply to highly compensated employees). Company contributions are discretionary and are determined annually by the Board of Directors. The Company's contribution was approximately $95,000, $60,000, and $24,000 for 1996, 1995 and 1994, respectively.

          The Company has an employment agreement with certain executive officers covering an approximate three year period. This agreement contains an incentive compensation provision which provides for payment, in addition to regular salary, of an amount based upon Company earnings (adjusted for certain transactions) in excess of a stated return on equity. The agreement also provides for a defined benefit pension plan that includes the following pension costs for the years ended December 31, 1996 and 1995:

                                                      1996       1995
                                                  --------   --------
Service cost of benefits earned during the year   $ 43,000   $ 42,000
Interest costs of projected benefit obligation      67,000     58,000
Amortization of net loss                              --       11,000
Net amortization and deferral                       23,000     23,000
                                                  --------   --------
                                                  $133,000   $134,000
                                                  ========   ========

          The funded status of the plan at December 31, 1996 and 1995 was as follows:

                                                         1996              1995
                                                    ---------         ---------
Actuarial present value of
  vested benefit obligation                         $ 879,000         $ 831,000
                                                    =========         =========
Accumulated and projected benefit obligation        $ 879,000         $ 831,000
Plan assets at fair value                                  --                --
                                                    ---------         ---------
Projected benefit obligation
  in excess of plan assets                            879,000           831,000
Unrecognized net (loss) gain                          (55,000)          (93,000)
Unrecognized prior service cost                       (34,000)          (57,000)
                                                    ---------         ---------
Accrued pension and retirement cost included
  in accompanying financial statements                790,000           681,000
Additional minimum liability                           89,000           150,000
                                                    ---------         ---------
Required minimum liability                          $ 879,000         $ 831,000
                                                    =========         =========

          The projected benefit obligation was determined using a weighted-average assumed discount rate of 7.50 per cent and 7.00 percent for the years ended December 31, 1996 and 1995, respectively.

(11) OTHER EXPENSES

          A summary of other operating expenses follows:

                                                   1996              1995             1994
                                                   ----              ----             ----

Data processing                              $1,413,000        $1,307,000       $1,269,000
Assessment and processing fees                   70,000           412,000          811,000
Legal                                           318,000           284,000          170,000
Marketing                                       535,000           500,000          264,000
Merchant discounts                                2,000           131,000          437,000
Customer service                                300,000           202,000          172,000
Other                                         3,399,000         2,277,000        2,419,000
                                             ----------        ----------       ----------
                                             $6,037,000        $5,113,000       $5,542,000
                                             ==========        ==========       ==========

(12) COMMITMENTS AND CONTINGENCIES

          The Company leases facilities from nonaffiliated parties under operating leases expiring at various dates through April 2011. A majority of the leases contain renewal options covering periods ranging from one to thirty years. Certain leases for bank premises provide for the payment by the lessee of property taxes, insurance premiums, cost of maintenance and other items. Total rental expense before sublease rental income amounted to approximately $1,092,000, $918,000 and $957,000 in 1996, 1995, and 1994, respectively.

          In connection with the 1986 sale of its North San Bernardino branch, the Company subleased the facilities to the nonaffiliated purchaser under a lease which expires in February 2006, with one renewal option for five years. Rental income for 1996, 1995 and 1994 under this lease was approximately $108,000 each year.

          Future minimum rental payments and rental income receivable under noncancellable operating leases are as follows:

                                       RENTAL          SUBLEASE              NET
                                      EXPENSE            INCOME          EXPENSE
                                      -------            ------          -------

1997                                  907,000           188,000          719,000
1998                                  744,000           161,000          583,000
1999                                  751,000           108,000          643,000
2000                                  655,000           108,000          547,000
Thereafter                          4,503,000           549,000        3,954,000
                                   ----------        ----------       ----------
                                   $7,560,000        $1,114,000       $6,446,000
                                   ==========        ==========       ==========

          In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements. These commitments and contingencies include various guarantees, commitments to extend credit and standby and commercial letters of credit. At December 31, 1996 and 1995, the Bank had outstanding commitments to extend credit of approximately $83,987,000 and $77,209,000, respectively, of which $953,000 and $1,808,000, respectively, related to commercial letters of credit.

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

REGULATORY MATTERS

          The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the Federal regulatory agencies, increased reporting requirements for insured institutions and new regulations concerning internal controls, accounting and operations.

          The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". Institutions categorized as "under capitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with its primary Federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution by the FDIC, including requirements to raise additional capital, sell assets or sell the entire institution.

          To be considered "adequately capitalized", an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less.

          At December 31, 1996, the Bank's leverage ratio was 9.53%, Tier 1 risk-based ratio was 14.30% and total risk-based ratio was 15.56%. At December 31, 1996 the Bank is in the "well-capitalized" category.

The Bank's actual capital amounts and ratios, in addition to amounts required to be categorized as adequately- capitalized and well-capitalized are shown in the following table:



                                                                                            For Capital
                                                  Actual                                 Adequacy Purposes
                                       --------------------------       -------------------------------------------------
                                         Amount            Ratio           Amount                     Ratio
                                       -----------        -------       -----------        ------------------------------

As of December 31, 1996:
  Total Capital
     (to Risk Weighted Assets)         $40,683,000         15.56%       $21,031,000         [greater than or equal to]8.0%
  Tier 1 Capital
     (to Risk Weighted Assets)         $37,397,000         14.30%       $10,516,000         [greater than or equal to]4.0%
  Tier 1 Capital
     (to Average Assets)               $37,397,000          9.53%       $15,699,000         [greater than or equal to]4.0%

As of December 31, 1995:
  Total Capital
      (to Risk Weighted Assets)        $36,826,000         14.36%       $20,519,000         [greater than or equal to]8.0%
  Tier 1 Capital
      (to Risk Weighted Assets)        $33,582,000         13.09%       $10,260,000         [greater than or equal to]4.0%
  Tier 1 Capital
     (to Average Assets)               $33,582,000          9.47%       $14,185,000         [greater than or equal to]4.0%



                                                          To Be Well
                                                       Capitalized Under
                                                       Prompt Corrective
                                                       Action Provisions
                                         -----------------------------------------------
                                           Amount                    Ratio
                                         ----------      -------------------------------

As of December 31, 1996:
  Total Capital
     (to Risk Weighted Assets)           26,289,000      [greater than or equal to]10.0%
  Tier 1 Capital
     (to Risk Weighted Assets)           15,773,000      [greater than or equal to] 6.0%
  Tier 1 Capital
     (to Average Assets)                 19,623,000      [greater than or equal to] 5.0%

As of December 31, 1995:
  Total Capital
      (to Risk Weighted Assets)          25,649,000      [greater than or equal to]10.0%
  Tier 1 Capital
      (to Risk Weighted Assets)          15,389,000      [greater than or equal to] 6.0%
  Tier 1 Capital
     (to Average Assets)                 12,731,000      [greater than or equal to] 5.0%




LITIGATION

          The Company is party to various lawsuits which have arisen in the normal course of its business. In the opinion of management, based upon the advice of the Company's legal counsel, the disposition of all pending litigation will not have a material adverse effect on the Company's consolidated financial statements.

(13) FEDERAL RESERVE ACT

          Section 23A of the Federal Reserve Act restricts the Bank from making loans or advances to the Company in excess of 10% of its capital stock and surplus. Each loan or extension of credit to the Company must be secured at the time of transaction by collateral having a market value of 100% or 130%, depending on the collateral, of the amount funded. At December 31, 1996, the Bank is permitted to make loans of approximately $3,245,000 to the Company.

(14) DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Bank's financial instruments.

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

CASH AND SHORT-TERM INVESTMENTS

          For cash and short-term investments, the carrying amount is a reasonable estimate of fair value.

SECURITIES

          The fair value of the securities is estimated based on bid prices published in financial sources or bid quotations received from securities dealers.

LOAN RECEIVABLES

          Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of loans is calculated by discounting estimated future cash flows using current rates that similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

DEPOSIT LIABILITIES

          The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using market rates.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

          The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.


                                                                        (In Thousands)
                                                             1996                             1995
                                                             ----                             ----
                                                  CARRYING        ESTIMATED         CARRYING        ESTIMATED
                                                    AMOUNT       FAIR VALUE           AMOUNT       FAIR VALUE
                                                    ------       ----------           ------       ----------
Financial Assets:
Cash and short-term investments                    $62,501         $ 62,501         $ 41,933          $41,933
  Securities available-for-sale                     95,919           95,919           86,580           86,580
  Securities held-to-maturity                        8,082            8,074            7,087            7,212
  Loans and direct lease financing, net            219,232          217,568          233,692          222,111
Financial liabilities:
  Deposits                                        $353,404         $353,616         $333,278         $333,477
  Federal funds purchased                            2,188            2,188            3,772            3,772
Unrecognized financial instruments:
  Commitments to extend credits                        ---         $    (39)             ---         $    (14)
  Standby letters of credit                            ---               (1)             ---              ---


 LIMITATIONS

          Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect a premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no markets exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision.
Changes in assumptions could significantly affect the estimates.

          Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include property, plant, equipment, and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

(15) CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

          Following are condensed balance sheets for Eldorado Bancorp only as of December 31, 1996 and 1995, and condensed statements of earnings and cash flows for each of the years in the three-year period ended December 31, 1996.

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995                                                  1996             1995
--------------------------                                                  ----             ----

Assets
  Cash                                                            $    1,835,000      $   774,000
  Securities available-for-sale                                           35,000           26,000
  Investment in subsidiary                                            45,016,000       42,067,000
  Other assets                                                            64,000           94,000
                                                                 ---------------  ---------------
                                                                     $46,950,000      $42,961,000
                                                                 ===============  ===============
Liabilities and shareholders' equity
  Accrued expenses                                               $         6,000    $     588,000
                                                                 ---------------    -------------
Shareholders' equity
  Preferred stock                                                            ---              ---
  Common stock                                                        32,448,000       31,798,000
Net unrealized gain (loss) on securities
  available-for-sale                                                     138,000          400,000
Retained earnings                                                     14,358,000       10,175,000
                                                                     -----------      -----------
Total shareholders' equity                                            46,944,000       42,373,000
                                                                     -----------      -----------
                                                                     $46,950,000      $42,961,000
                                                                     ===========      ===========

STATEMENT OF EARNINGS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                            1996             1995              1994
                                                                            ----             ----              ----

Other income                                                       $       2,000    $       3,000      $        ---
Other expenses                                                           222,000          253,000          (119,000)
Income tax benefit                                                        82,000          116,000            37,000
                                                                   -------------     ------------      ------------
                                                                        (138,000)        (134,000)          (82,000)
Equity in earnings of subsidiary                                       5,718,000        4,638,000         2,638,000
                                                                     -----------      -----------       -----------
Net earnings                                                          $5,580,000       $4,504,000        $2,556,000
                                                                      ==========       ==========        ==========

STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1996 1995 AND 1994

                                                                 1996                1995                1994
                                                                 ----                ----                ----
Cash flows from operating activities:
  Net earnings (loss)                                     $ 5,580,000         $ 4,504,000         $ 2,556,000
  Adjustments to reconcile net earnings (loss)
    to net cash from operating activities:
    Depreciation and amortization                              25,000              37,000              13,000
    Gains on sales of securities
      available-for-sale, net                                  (2,000)             (3,000)                 --
    Equity in earnings of subsidiary                       (5,718,000)         (4,638,000)         (2,638,000)
    Changes in assets and liabilities:
      (Increase) decrease in other assets                     (17,000)             (6,000)             23,000
      Increase (decrease) in accrued expenses                (582,000)            299,000                  --
                                                          -----------         -----------         -----------
    Net cash provided by (used in) operating
      activities                                             (698,000)            193,000             (46,000)
                                                          -----------         -----------         -----------
Cash flows from investing activities:
  Proceeds from sales of securities                             6,000               8,000                  --
  Dividends received from subsidiary                        2,500,000           1,290,000             545,000
  Purchase of equipment                                            --             (42,000)                 --
                                                          -----------         -----------         -----------
         Net cash provided by investing activities          2,506,000           1,256,000             545,000
                                                          -----------         -----------         -----------
Cash flows from financing activities:
  Proceeds from stock options exercised                       650,000              62,000              35,000
  Dividends paid ($0.37, $0.32, and $0.16 per
    share, respectively)                                   (1,397,000)           (960,000)           (441,000
                                                          -----------         -----------         -----------
         Net cash used in financing activities               (747,000)           (898,000)           (406,000)
                                                          -----------         -----------         -----------
         Net increase in cash                               1,061,000             551,000              93,000
Cash at beginning of year                                     774,000             223,000             130,000
                                                          -----------         -----------         -----------
Cash at end of year                                       $ 1,835,000         $   774,000         $   223,000
                                                          ===========         ===========         ===========

(16)  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 Three months ended
                                                     March 31       June 30     Sept. 30      Dec. 31

                                                  ----------------------------------------------------
                                                      (In thousands, except per share amounts)

1996
 Total interest income                                 $7,354        $7,132       $7,311       $7,382
 Net interest income                                    5,465         5,231        5,451        5,506
 Provision for possible credit losses                     152           ---            1          ---
 Earnings before income taxes                           2,225         2,354        2,365        2,527
 Net earnings                                           1,310         1,384        1,389        1,497
 Net earnings per common share                          $0.34         $0.36        $0.35        $0.38
 Market price per share:
      High bid                                        $16.125       $15.625      $20.375      $22.375
      Low bid                                          13.875        14.625       14.875       18.500

1995
 Total interest income                                 $5,644        $5,923       $6,043       $7,365
 Net interest income                                    4,405         4,557        4,601        5,589
 Provision for possible credit losses                     302           301          152            1
 Earnings before income taxes                           1,497         1,767        2,038        2,363
 Net earnings                                             882         1,035        1,196        $0.39
 Net earnings per common share                          $0.29         $0.34        $0.36        $0.37
 Market price per share:
      High bid                                        $11.000       $13.000      $15.500      $16.875
      Low bid                                          10.125        10.000       11.750       14.000

AGREEMENT AND PLAN OF MERGER

         On December 24, 1996 the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Commerce Security Bancorp, Inc. (CSBI) that provides for CSBI to acquire 100 percent of the outstanding shares of the Company by means of a cash merger in which each Company share will be converted into the right to receive cash in the amount of $23.00. The proposed merger requires certain regulatory approvals and the approval of the principal terms of the Merger Agreement by the holders of a majority of the outstanding shares of common stock of the Company, in addition to the satisfaction of other conditions.

         One condition to the Agreement was that the Company enter into a stock option agreement with CSBI dated December 24, 1996 ("Stock Option Agreement"). The Company has granted to CSBI an option to purchase up to 468,200 shares of Company common stock (representing approximately 11 percent of the issued and outstanding shares of Company common stock after taking into account the shares of common stock issuable upon exercise of the option) at an exercise price of $22.00 per share. The option is exercisable only if CSBI becomes entitled to certain rights provided by the Merger Agreement related to the termination of the Merger Agreement. Once the option becomes exercisable, it will terminate upon the earliest to occur of: (i) the exercise of the option in full or (ii) twelve (12) months following the termination of the Merger Agreement, or such earlier date as the holder of the option realizes net profits from the option of $1,000,000.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                                         Shares of Common
                                                           Stock of the
                                            Director          Company                      Principal
                                             of the         Owned as of                   Occupation
                                             Company       March 3, 1997    Percent      and Business
        Name and Positions           Age      Since           (1)(2)       of Class       Experience
        ------------------           ---      -----      ---------------   --------       ----------
Michael B. Burns                      56       1982            52,375         1.4%    Mr. Burns is, and for
    Director of the                                                                   more than the past five
    Company and a Director                                                            years has been, owner
    of the Bank                                                                       and President of Fiesta
                                                                                      Ford Lincoln-Mercury
                                                                                      (auto dealership).


J.B. Crowell                          63       1981           291,946(3)      7.6%    Mr. Crowell is, and for
    President, Chief                                                                  more than the past five
    Executive Officer and                                                             years has been, President
    Director of the                                                                   and Chief Executive
    Company and Chairman                                                              Officer of the Company.
    and Chief Executive                                                                Mr. Crowell also has
    Officer and a Director of                                                         been Chief Executive
    the Bank                                                                          Officer of the Bank since
                                                                                      its inception in 1972. In
                                                                                      addition, Mr. Crowell
                                                                                      was President of the
                                                                                      Bank from 1972 to
                                                                                      February 16, 1993, when
                                                                                      he was appointed
                                                                                      Chairman of the Bank.


Raymond E. Dellerba                   49       1993            51,057         1.3%    Mr. Dellerba is, and
    Executive Vice President                                                          since February 1993 has
    and Director of the                                                               been, the President and
    Company and President                                                             Chief Operating Officer
    and Chief Operating                                                               of the Bank.  In April
    Officer and a Director of                                                         1993 Mr. Dellerba was
    the Bank                                                                          appointed Executive Vice
                                                                                      President of the
                                                                                      Company.  From
                                                                                      December 1990 until his
                                                                                      employment by the Bank,
                                                                                      Mr. Dellerba was

                                                         Shares of Common
                                                           Stock of the
                                            Director          Company                      Principal
                                             of the         Owned as of                   Occupation
                                             Company       March 3, 1997    Percent      and Business
        Name and Positions           Age      Since           (1)(2)       of Class       Experience
        ------------------           ---      -----           ------       --------       ----------
                                                                                      President of CommerceBank,
                                                                                      and became President of its
                                                                                      parent, CommerceBancorp,
                                                                                      beginning in January 1992.
                                                                                      Mr. Dellerba also served as a
                                                                                      director of CommerceBank and
                                                                                      CommerceBancorp, beginning in
                                                                                      March 1989. In August 1994,
                                                                                      approximately 18 months after
                                                                                      Mr. Dellerba terminated his
                                                                                      employment with
                                                                                      CommerceBancorp and
                                                                                      CommerceBank, CommerceBancorp
                                                                                      filed a petition in
                                                                                      bankruptcy following the
                                                                                      closing of CommerceBank by
                                                                                      the FDIC in July 1994.

Julia M. DiGiovanni                  77        1995          115,254         3.0%     Mrs. DiGiovanni was elected
    Director of the Company                                                           to the Boards of Directors of
    and a Director of the                                                             the Company and the Bank
    Bank                                                                              following the acquisition, by
                                                                                      merger, of Mariners Bancorp
                                                                                      and Mariners Bank by Eldorado
                                                                                      Bank on October 20, 1995,
                                                                                      pursuant to the terms of the
                                                                                      Merger Agreement between the
                                                                                      Company and Mariners Bancorp.
                                                                                      Mrs. DiGiovanni served on the
                                                                                      Board of Directors of
                                                                                      Mariners Bancorp and Mariners
                                                                                      Bank from


                                                         Shares of Common
                                                           Stock of the
                                            Director          Company                      Principal
                                             of the         Owned as of                   Occupation
                                             Company       March 3, 1997    Percent      and Business
        Name and Positions           Age      Since           (1)(2)       of Class       Experience
        ------------------           ---      -----           ------       --------       ----------
                                                                                      1991 until October 1995, and
                                                                                      is now, and for more than the
                                                                                      past five years has been, a
                                                                                      private investor and an
                                                                                      officer, director and
                                                                                      shareholder of Cal-Coast
                                                                                      Security, Inc., and a director
                                                                                      of Cal-Coast Alarm, Inc.,
                                                                                      privately owned companies, the
                                                                                      principal businesses of which
                                                                                      are commercial and residential
                                                                                      security and alarms.

Lynne Pierson Doti                    49      1993            12,540           *      Dr. Pierson Doti is, and for
    Director of the                                                                   more than the past five years
    Company and a Director                                                            has been, a Professor of
    of the Bank                                                                       Economics at Chapman
                                                                                      University, in Orange,
                                                                                      California. Dr. Pierson Doti
                                                                                      is an author of three books
                                                                                      and numerous articles on
                                                                                      banking.

Rolf J. Engen                         67      1981            74,061        1.9%      Mr. Engen is, and for more
    Director of the                                                                   than the past five years has
    Company and a Director                                                            been, owner and President of
    of the Bank                                                                       Rolf J. Engen, Inc. (private
                                                                                      investments).

Warren Finley                         65      1981            49,218        1.3%      Mr. Finley is, and for more
    Director of the                                                                   than the past five years has
    Company and a Director                                                            been, an attorney engaged in
    and Assistant Secretary                                                           the private practice of law.
    of the Bank

                                                         Shares of Common
                                                           Stock of the
                                            Director          Company                      Principal
                                             of the         Owned as of                   Occupation
                                             Company       March 3, 1997    Percent      and Business
        Name and Positions           Age      Since           (1)(2)       of Class       Experience
        ------------------           ---      -----           ------       --------       ----------
Warren D. Fix                         58      1994            13,640            *     Mr. Fix is, and since 1995
    Director of the                                                                   has been, Executive Vice
    Company       and a                                                               President and a director of
    Director of the Bank                                                              Candlewood Hotel Company,
                                                                                      Inc. From 1992 to 1995 Mr.
                                                                                      fix was a partner in the
                                                                                      Contrarian Group, a private
                                                                                      investment and management
                                                                                      company. From 1964 to 1988 he
                                                                                      was employed by the Irvine
                                                                                      Company where most recently
                                                                                      he served as Senior Vice
                                                                                      President and Chief Financial
                                                                                      Officer. Mr. Fix also serves
                                                                                      as a director of Alexander
                                                                                      Haagen Properties, Inc.

Richard Korsgaard                     55       1995            48,926        1.3%     Mr. Korsgaard is, and since
    Executive Vice President                                                          October 1995 has been, an
    of the Bank and a                                                                 Executive Vice President of
    Director of            the                                                        Eldorado Bank and, pursuant
    Company and a Director                                                            to the Merger Agreement
    of the Bank                                                                       between the Company and
                                                                                      Mariners Bancorp, was elected
                                                                                      as a member of the Boards of
                                                                                      Directors of the Company and
                                                                                      the Bank following the
                                                                                      acquisition, by merger, of
                                                                                      Mariners Bancorp and Mariners
                                                                                      Bank by Eldorado Bank on
                                                                                      October 20, 1995. For more
                                                                                      than the five years prior to
                                                                                      his

                                                         Shares of Common
                                                           Stock of the
                                            Director          Company                      Principal
                                             of the         Owned as of                   Occupation
                                             Company       March 3, 1997    Percent      and Business
        Name and Positions           Age      Since           (1)(2)       of Class       Experience
        ------------------           ---      -----           ------       --------       ----------

                                                                                      employment with the Bank, Mr.
                                                                                      Korsgaard held the position
                                                                                      of President, Chief Executive
                                                                                      Officer and Director of
                                                                                      Mariners Bank, and President
                                                                                      and Director of Mariners
                                                                                      Bancorp, and in 1991 was
                                                                                      appointed Chief Executive
                                                                                      Officer of Mariners Bancorp.

Donald E. Sodaro                       63      1993           50,086          1.3%    Mr. Sodaro is, and since 1989
    Vice Chairman of the                                                              has been, owner of Hanford
    Board of Directors of                                                             Hotels, Inc. (formerly The
    the Company and a                                                                 Accord Group, Inc.), a hotel
    Director of the Bank                                                              operating an asset management
                                                                                      company. For more than five
                                                                                      years prior thereto, Mr.
                                                                                      Sodaro was President and
                                                                                      Chief Executive Officer of
                                                                                      Sixpence Inns, Inc., which he
                                                                                      founded in 1970.

George H. Wells                       62       1981          121,233          3.2%    Mr. Wells is a private
    Chairman of the Board                                                             investor. For more than five
    of Directors of the                                                               years prior to August 1987,
Company and a Director                                                                Mr. Wells held various
  of the Bank                                                                         executive positions with
                                                                                      Technology Marketing
                                                                                      Incorporated, a publicly
                                                                                      owned computer development
                                                                                      services and software
                                                                                      company, including Chairman,
                                                                                      President, Treasurer and
                                                                                      Chief Financial Officer.

__________________
* Less than 1%

(1) Except as otherwise noted below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. All shares are owned of record and beneficially except as otherwise indicated.

(2) Includes shares which each of the directors has the right to purchase under stock options during the 60- day period ending on May 2, 1997, as follows: Burns -- 13,640 shares; Crowell -- 22,440 shares; Dellerba -- 9,900 shares; Doti -- 9,240 shares; Engen -- 13,640 shares; Finley -- 13,640 shares; Fix -- 9,240 shares; DiGiovanni -- 2,400 shares; Korsgaard -- 2,200 shares; Sodaro -- 13,640 shares; and Wells -- 13,640 shares.

(3) The number of shares beneficially owned by Mr. Crowell includes 26,948 shares held in Mr. Crowell's account by the Company's Employee Stock Ownership Plans and 2,866 shares held by his spouse as custodian for their children.


                        Executive Officers of Registrant

                  Name                      Age                        Position
                  ----                      ---                        --------

         J. B. Crowell                      63       President, Chief Executive Officer and Director

         Raymond E. Dellerba                49       Executive Vice President

         David R. Brown                     37       Executive Vice President and Chief Financial Officer

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


ITEM 11.  MANAGEMENT REMUNERATION

                       COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth information regarding the compensation received for the three fiscal years ended December 31, 1996 by the Chief Executive Officer and the other executive officers of the Company or the Bank (the "Named Officers"). All compensation was paid to the Named Officers by the Bank.

                           SUMMARY COMPENSATION TABLE


                                                       Annual Compensation              Long-Term Compensation
                                             --------------------------------------- -----------------------------
                                                                                        Awards         Payouts
                                                                                     -------------  --------------
                                                                                                      Long-Term
                                                                                     Stock Options  Incentive Plan      All Other
Name and Principal Position                  Year       Salary($)        Bonus($)(1)    (Shares)      Payments(2)    Compensation(3)
---------------------------                  ----       ---------        ----------- -------------  --------------   --------------

J.B. Crowell                                 1996        $200,000        $ 60,000              0        $ 57,500        $ 18,695
President and Chief                          1995         200,000          80,000          6,000          17,500          18,505
Executive Officer                            1994         200,000          35,000         15,000               0          15,165
of Company & Chairman
and Chief Executive
Officer of Bank

Raymond E. Dellerba                          1996         162,000          77,000              0          57,500           9,656
Executive Vice                               1995         150,000         110,000         15,000          17,500          11,746
President of Company                         1994         150,000          35,000         20,000               0           2,875
and President and Chief
Operating Officer of Bank

David R. Brown                               1996         118,000          45,000              0          29,525          16,639
Executive Vice                               1995         107,455          65,000         11,000           7,025          18,188
President and Chief                          1994          99,151          14,050          6,000               0          10,108
Financial Officer of
Company & Bank

John J. McCauley                             1996         125,000          45,000              0          29,225           9,063
Executive Vice                               1995         125,000          65,000          7,000           6,275          11,080
President of Bank                            1994         105,906          36,235(4)        ,000               0           4,640


William J. Lewis                             1996         118,000          45,000              0          26,300           9,063
Executive Vice President                     1995         110,000          65,000          7,000           3,800             400
and Chief Credit Officer of                  1994          52,131           7,600          7,500             N/A             N/A
the Bank

Richard Korsgaard(5)                         1996         125,000          45,000              0           3,750           6,958
Executive Vice President                     1995          23,638           7,500          5,000               0           1,933
of the Bank                                  1994             N/A             N/A            N/A             N/A             N/A

(1) Following the end of each fiscal year, the Management and Incentive Committee of the Board of Directors of the Bank determines the bonuses, if any, to be awarded to Mr. Crowell and Mr. Dellerba, the amounts of which are subject to approval by the full Board of Directors of the Bank, and the cash bonuses to be awarded to the other Named Officers under the Bank's Officers' Incentive Plan (the "Officers' Incentive Plan"), in each case based on the Bank's performance in such fiscal year. Mr. Crowell and Mr. Dellerba do not participate in the Officers' Incentive Plan. Amounts shown in this column are the portion of the bonuses awarded that either are paid on a current basis to the Named Officers or are contributed to a deferred compensation plan for the accounts of the Named Officers. Bonuses awarded and paid on a current basis for 1996 were as follows: Mr. Crowell: $60,000; Mr. Dellerba:
         $55,000; Mr. Brown: $31,000; Mr. McCauley: $31,000; Mr. Lewis: $31,000;
         and Mr. Korsgaard: $31,000. Bonuses contributed to the Deferred Compensation Plan for the account of the Named Officers in 1996 were:
         Mr. Dellerba: $22,000; Mr. Brown: $14,000; Mr. McCauley: $14,000; Mr.
         Lewis: $14,000; and Mr. Korsgaard: $14,000. Amounts contributed to the Deferred Compensation Plan vest based on the duration of the executive's employment with the Bank, at a rate of 10% per annum for each year that the executive has been employed with the Bank. As a result, once an executive had been employed with the Bank for ten years, 100% of the bonuses contributed to the Deferred Compensation Plan for his account in prior years and in the current year would be fully vested.

(2) In certain instances, payment of a portion of the bonuses awarded for a particular year is made contingent upon attainment by the bank of earnings goals and the continued employment of the participant over the next two succeeding fiscal years. The contingent portion of such bonuses is not included in the Compensation Table as part of annual compensation for the year for which the contingent award is made. Instead, the contingent bonus award is shown as a "long-term incentive plan payment for the year in which the contingency is satisfied and a payment is made to the Named Officer.

         For 1996 the Bank will award the following contingent bonuses which are not shown in the Compensation Table, because they will be paid in 97 and 98, as indicated, but only if the Plan remains in effect and the named participants remain employed by the Bank over the next two fiscal years: Mr. Crowell: $30,000 for 1997 and $30,000 for 1998; Mr.
         Dellerba: $27,500 for 1997 and $27,500 for 1998; Messrs. Brown, McCauley, Lewis and Korsgaard: $15,500 to each for 1997 and $15,500 to each for 1998.

         Contingent bonuses, awarded for the Bank's 1995 performance, were paid to the Named Officers for 1996 and will be paid for 1997, as follows:
         Messrs. Crowell and Dellerba: $40,000 to each for 1996 and $40,000 to each for 1997; Messrs. Brown, McCauley and Lewis: $22,500 to each for 1996 and $22,500 to each for 1997; Mr. Korsgaard: $3,750 for 1996 and $3,750 for 1997.

         Contingent bonuses, awarded for the Bank's 1994 performance, were paid to the Named Officers for 1995 and 1996 as a result of the achievement of 1995 and 1996 earnings goals as follows: Messrs. Crowell and
         Dellerba: $17,500 for 1995 and $17,500 for 1996; Mr. Brown: $7,025 for
         1995 and $7,025 for 1996; Messrs. McCauley and Lewis: $3,800 to each for 1995 and $3,800 to each for 1996.

         No such contingent bonuses were awarded for 1993, and as a result, there were no long term incentive plan payments in 1994.

(3) All Other Compensation for 1996, 1995 and 1994 is comprised of (i) amounts contributed to the Company's Stock Bonus Plan and to the Company's 401(k) Plan (the "401k Plan") in 1996, 1995 or

         1994 for the account of the Named Officers, and (ii) earnings on contributions made to the Company's Deferred Compensation Plan (the "Deferred Compensation Plan") for the accounts of the Named Officers, as follows: Mr. Crowell: $3,750, $3,750 and $3,750 contributed in the 401k Plan in 1996, 1995 and 1994, respectively, and $14,945, $14,755 and $11,415 of earnings in 1996, 1995 and 1994, respectively, on amounts contributed to the Deferred Compensation Plan for his account in years prior to 1993 (Mr. Crowell's participation in the Deferred Compensation Plan ceased in 1993 and Mr. Crowell does not participate in the Stock Bonus Plan); Mr. Dellerba: $4,127, $7,996 and $1,000 contributed to the Stock Bonus Plan, and $3,750, $3,750 and $1,875 contributed to the 401k Plan, in 1996, 1995 and 1994, respectively, and $1,779 of earnings on amounts in the Deferred Compensation Plan in 1996; Mr. Brown: $4,126, $7,189 and $1,200 contributed to the Stock Bonus Plan in 1996, 1995 and 1994, respectively, and $2,906, $2,688 and $2,478 contributed to the 401k Plan, and $9,605, $8,313 and $6,430 of earnings on amounts in the Deferred Compensation Plan, in 1996, 1995 and 1994, respectively; Mr. McCauley: $4,127, $7,781 and $1,400 contributed to the Stock Bonus Plan, and $3,750, $3,300 and $3,240 contributed to the 401k Plan, in 1996, 1995, and 1994, respectively, and $1,186 of earnings on amounts in the Deferred Compensation Plan in 1996; Mr. Korsgaard: $3,645 and $1,333 contributed to the Stock Bonus Plan and $3,133 and $600 contributed to the 401k Plan, in 1996 and 1995, respectively; and Mr. Lewis: $4,127 contributed to the Stock Bonus Plan, $3,750 contributed to the 401k Plan, and $1,186 of earnings on amounts in the Deferred Compensation Plan, in 1996; Mr. Lewis was not eligible to participate in these plans in 1995 or 1994.

(4) Mr. McCauley's bonus for 1994 includes commissions paid by the Bank to him in connection with the production of SBA loans, as follows: $23,685 in 1994. Effective September 1, 1994, this commission program was discontinued and Mr. McCauley became a participant in the Officers' Incentive Plan.

(5) Mr. Korsgaard was first employed by the Bank, and was designated as an Executive Officer, in October 1995. As a result, Mr. Korsgaard received no compensation in the years prior to 1995.

OPTION GRANTS

         There were no option grants in fiscal year 1996 to the Named Officers.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table provides information on option exercises in fiscal 1996 by the Named Officers and the value of the unexercised options held by the Named Officers as of December 31, 1996.

                                                                                                          Value of Unexercised
                                                                             Number of Unexercised        In-the-Money Options
                                         Shares Acquired     Value       Options at December 31, 1996      at December 31, 1996
Name                                       On Exercise    Realized ($)   Exercisable   Unexercisable  Exercisable  Unexercisable(1)
----                                       -----------    ------------   -----------   -------------- -----------  ----------------

J.B. Crowell .......................          13,200        $100,800       19,140          10,560        $167,025    $104,100
Raymond E. Dellerba ................          36,200         361,445        5,500          18,800          51,147     189,673
David R. Brown .....................           5,500          41,313       10,120           8,580          97,850      89,400
John J. McCauley ...................             -0-             -0-       14,300           8,800         113,475      85,775
William J. Lewis ...................             -0-             -0-        8,470           7,480          86,075      81,550
Richard Korsgaard ..................             -0-             -0-        2,200           3,300          30,000      45,000

__________________
(1) The average of the high and low prices of the Company's common stock on December 31, 1996 on the American Stock Exchange was $22.125.

EMPLOYMENT AGREEMENTS

         Mr. Crowell is employed as Chairman and Chief Executive Officer of the Bank under an Employment Agreement that was entered into in 1993 and was amended in February 1996 to extend the term of the Agreement from December 31, 1996 to June 15, 1998 (the "Crowell Agreement"). The Crowell Agreement establishes a minimum annual base salary of $200,000 for all services to be rendered by Mr. Crowell to the Company and the Bank, including in his capacity as a member of the Board of Directors of the Company and the Bank. In addition, Mr. Crowell is entitled to earn a bonus, for each fiscal year that he is employed, the amount of which will be determined according to a formula based on the net income of the Bank or other measures of Bank performance for that year. If Mr. Crowell is terminated by the Company or the Bank without cause, he would become entitled to receive a lump sum payment equal to the lesser of twelve months' salary or the balance of the salary payments that would otherwise have been made during the remaining term of the Crowell Agreement (a "termination payment"). In the event of a merger or reorganization where the Company or the Bank is not the surviving party or more than fifty percent of the stock of the Company or the Bank is converted into cash or securities, or a sale of all or substantially all of the assets of the Company or the Bank, or the dissolution or liquidation of the Company or the Bank (collectively, a "reorganization"), the Crowell Agreement will be binding on the surviving entity in such reorganization; however, all outstanding options granted to Mr. Crowell will vest immediately. If Mr. Crowell's employment is terminated subsequent to a reorganization and prior to the end of the term of his Employment Agreement, the surviving entity in such reorganization must pay Mr. Crowell $200,000 per year for the lesser of one year or to age 65, but in either event not less than the termination payment payable to Mr. Crowell discussed above. Notwithstanding the foregoing, in the event that proceedings for the liquidation of the Company or the Bank are commenced by regulatory authorities, the Crowell Agreement will be terminated and Mr. Crowell will be entitled to receive an amount equal to the termination payment discussed above.

         A salary continuation program also has been established for Mr. Crowell under which Mr. Crowell (or, in the event of his death, his heirs) will receive $94,000 per year from the Bank for 15 years following his reaching age 65 or his death or disability, whichever first occurs.

         Mr. Dellerba is employed by the Bank as President and Chief Operating Officer pursuant to an employment agreement that was entered into in 1993 and was amended in December 1995 (the "Dellerba Agreement"). The Dellerba Agreement, as amended, provides for Mr. Dellerba to receive a minimum annual salary of $162,000 beginning March 1, 1996, for all services rendered by Mr. Dellerba to the Company and the Bank, including in his capacity as a member of the Board of Directors of the Company and the Bank. Mr. Dellerba is also entitled to earn an annual bonus, the amount of which will be determined according to a formula based on the Bank's earnings or other measures of Bank performance. The Dellerba Agreement, as amended, is for an initial term of three years ending December 1998. The term automatically extends each year for one additional year, unless either party gives written notice of non-renewal, in which case the Dellerba Agreement will terminate on December 31 of the second calendar year following the calendar year in which such written notice was given. However, the Bank has the right to terminate the Dellerba Agreement at any time prior to its expiration, with or without cause. If Mr. Dellerba's employment is terminated by the Bank without cause, he will be entitled to receive a termination payment equal to one year's annual base salary then in effect. In the event of a reorganization, the Dellerba Agreement is binding on the surviving entity in the reorganization; however, if following a reorganization, but prior to the expiration of Dellerba Agreement, Mr. Dellerba's employment is terminated, or he elects to terminate his employment due to the taking by the surviving entity of any of certain actions, specified in the Dellerba Agreement, that adversely affects his compensation or his conditions of employment, Mr. Dellerba would be entitled to receive a lump sum payment equal to one year of his base salary then in effect. Notwithstanding the foregoing, in the event that proceedings for the liquidation of the Company or the Bank are commenced by regulatory authorities, the

Dellerba Agreement will be terminated, and Mr. Dellerba would be entitled to receive an amount equal to the lesser of six months' base salary at the then-applicable rate, or the remaining balance payable to Mr. Dellerba under the Dellerba Employment Agreement.

         Mr. Brown, Mr. McCauley and Mr. Lewis are presently employed with the Bank pursuant to Employment Agreements (the "Brown Agreement", the "McCauley Agreement", and the "Lewis Agreement", respectively), that were approved by the Bank's Board of Directors in December 1995. The Brown Agreement provides for a minimum annual base salary of $118,000, beginning March 1, 1996; the McCauley Agreement provides for a minimum annual base salary of $125,000; and the Lewis Agreement provides for a minimum annual base salary of $118,000 beginning March 1, 1996. These Employment Agreements also provide that Messrs. Brown, McCauley and Lewis will be entitled to earn annual bonuses pursuant to the Officers' Incentive Plan. The initial term of each of these Employment Agreements is three years. Each year, the three year term will automatically be extended for an additional year, unless either of the parties to any such Employment Agreement gives written notice of non-renewal to the other, in which event the term of the Employment Agreement would end on December 31 of the second calendar year following the calendar year in which such written notice was given. However, the Bank has the right to terminate any of these Employment Agreements at any time prior to their expiration, with or without cause. If the Bank terminates any such Employment Agreement without cause, the terminated officer will be entitled to receive a termination payment equal to six months of his base salary then in effect. In the event of a reorganization of the Bank, the Brown, McCauley and Lewis Agreements will be binding on the surviving entity in such reorganization. If, however, any of them is terminated without cause following a reorganization, or any of them elects to terminate his employment because the surviving entity has taken any of certain actions, specified in their Employment Agreements, that adversely affect his compensation or conditions of employment, he would become entitled to receive a termination payment equal to one year's base salary then in effect. Notwithstanding the foregoing, in the event that proceedings for the liquidation of the Company or the Bank are commenced by regulatory authorities, the Brown, McCauley and Lewis Agreements would be terminated by the Bank, in which case Messrs. Brown, McCauley and Lewis would each become entitled to receive an amount equal to the lesser of six months base salary at the then-applicable rate, or the remaining balance payable to Messrs. Brown, McCauley and Lewis under the Brown, McCauley and Lewis Agreements, respectively.

         Mr. Korsgaard is employed by the Bank as Executive Vice President pursuant to a three year employment agreement (the "Korsgaard Agreement") that became effective October 20, 1995, following consummation of the acquisition of Mariners Bancorp/Mariners Bank. The Korsgaard Agreement establishes a minimum base salary of $125,000. In addition, Mr. Korsgaard is entitled to receive an annual bonus pursuant to the Officers' Incentive Plan. In the event Mr. Korsgaard is terminated by the Bank or any successor to the Bank without cause, he is entitled to receive a termination payment in an amount equal to the greater of the balance payable under the Korsgaard Agreement or twelve months of his then current base salary. The Korsgaard Agreement may not be terminated by an acquisition or dissolution of the Bank or the Company except in the event that proceedings for the liquidation of the Company or the Bank are commenced by regulatory authorities, in which case the Korsgaard Agreement, and all rights and benefits thereunder, would be terminated.

         A salary continuation program has been established for Mr. Korsgaard, under which Mr. Korsgaard (or, in the event of his death, his heirs) will receive $65,000 per year from the Bank for 15 years following his reaching age 65 or his death or disability, whichever first occurs.

COMPENSATION OF DIRECTORS

         Each non-employee director, other than the Chairman of the Board, receives monthly director's fees of $1,100 and $200 for each committee meeting attended, up to an aggregate of $2,300 per month. The Chairman of the Board of Directors of the Company receives fees of $2,300 per month and is entitled to the use of a Company-owned automobile.


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Management and Incentive Committee of the Bank, which functions as a compensation committee, is comprised of four directors, Rolf J. Engen, Lynne Pierson Doti, Warren Fix and Donald E. Sodaro. [The members of the Management Incentive Committee are selected by the Chairman of the Board of Directors of the Bank, who is J. B. Crowell, the Chief Executive Officer of the Company and the Bank. However, Mr. Crowell does not participate in the deliberations or voting by the Committee.]


                  REPORT OF MANAGEMENT AND INCENTIVE COMMITTEE

         The Management and Incentive Committee is a standing committee of the Board of Directors of the Bank. The Management and Incentive Committee is responsible for evaluating and approving compensation policies and programs for the Bank, which employs all of the Company's executive officers, and for making determinations regarding the compensation of the Company's executive officers, subject to review by the full Board of Directors. In fiscal 1996 the members of the Management and Incentive Committee were Messrs.
Engen, Fix, Sodaro and Dr. Pierson Doti.

         The following report is submitted by the members of the Management and Incentive Committee (the "Committee"), with respect to the executive compensation policies established by the Committee and approved by the Board of Directors of the Bank.

         In establishing, and also evaluating the effectiveness of, compensation programs for executive officers, as well as other employees of the Bank, the Committee is guided by four basic principles:


         * The Company and the Bank must be able to attract and retain highly-qualified and experienced banking professionals with proven performance records.

         * Bonus compensation for executive officers should be tied to the Bank's performance and financial condition, measured in terms of the Bank's profitability, return-on-equity, return-on-assets, and asset quality.

         * The financial interests of the Company's senior executives should be aligned with the financial interests of the shareholders, primarily through stock option grants and other equity-based compensation programs which reward executives for improvements in operating results and in the market performance of the Company's common stock.


         Attracting and Retaining Executives and Other Key Employees. There is substantial competition among banks and other financial institutions and service organizations for qualified banking professionals. In order to retain executives and other key employees, and to attract additional well-qualified banking professionals when the need arises, the Company strives to offer salaries and health care, retirement and other employee benefit programs to its executives and other key employees which are competitive with those offered by other financial institutions and service organizations in California. In establishing salaries for executive officers, the Committee reviews (i) the historical performance of the executives, and (ii) available information regarding prevailing salaries and compensation programs at banks and other financial organizations which are comparable, in terms of asset size, capitalization and performance, to the Company. Another factor which is considered in establishing salaries of executive officers is the cost of living in Southern California where the Company operates, as such cost generally is higher than in other parts of the country.

         In order to attract and retain highly-qualified banking professionals in the face of competition for their services from other financial institutions, the Committee believes that it is sometimes prudent, if not necessary, to enter into multi-year employment contracts with senior executives. The Committee believes that such contracts benefit the Company because, among other things, they operate to preclude competing financial institutions from seeking to hire away valued executives from the Company. In order to mitigate potential adverse consequences to the Bank of multi-year contracts, the Company utilizes performance-based compensation programs to provide incentives to such executives for extraordinary efforts that contribute to improved operating results for the Company. In addition, the contracts contain provisions that permit the Company to terminate an executive's employment, at any time, without cause, subject to the payment of a severance benefit equal to between six and twelve months' salary.

         In accordance with the practice of offering multi-year contracts to retain the services of senior executives, in 1993 the Bank entered into a multi-year employment agreement with J.B. Crowell, who has served as the Bank's Chief Executive Officer since the founding of the Bank in 1972, and amended that agreement in February 1996, primarily to extend the term of that agreement to June 15, 1998. Under that employment agreement, Mr. Crowell's base annual salary is $200,000, the amount of which was determined based on prevailing salaries being paid by financial institutions in Southern California to chief executives with experience comparable to Mr. Crowell's, Mr. Crowell's long tenure with the Bank and the continuity and stability of management that Mr. Crowell's retention as Chief Executive Officer provides to both the Company and the Bank.

         Since February 1993 Raymond E. Dellerba has been employed by the Bank as its President and Chief Operating Officer under a multi-year employment agreement, which was amended in December 1995, and which is consistent, in its terms and operation, with the employment agreements that the Bank has with other executives. The annual salary established for Mr. Dellerba was based on a review of prevailing compensation rates in Southern California for banking executives with Mr. Dellerba's experience.

         Performance-Based Compensation. The Committee believes that a senior executive's annual bonus compensation should be made dependent on the Bank's profitability and performance measured against annual performance goals established for the Bank by the Board of Directors. As a result, an Officers' Incentive Plan has been established under which the annual compensation, in excess of annual salaries, that is payable to the Named Officers, other than Mr. Crowell and Mr. Dellerba, is made dependent on the achievement by the Bank of annual profitability and other performance goals. In addition, although Mr. Crowell and Mr. Dellerba do not participate in that Plan, the Committee's policy is to award compensation to them, in excess of their annual salary, if the Bank achieves or exceeds the annual performance goals established under the Officers' Incentive Plan.

         The Committee has identified several performance factors which affect a bank's profitability and long term performance, including asset growth, the quality of the Bank's assets, which consist primarily of loans, and the volume and mix of deposits which affect the Bank's net interest margin or "spread." Annual performance goals in each of these areas, as well as goals for profitability, measured in terms of net earnings, return on equity and return on assets, are established and weighted, in terms of their importance to the Bank's performance and financial condition, and if the performance goals are achieved or exceeded, a percentage of the Bank's earnings in excess of the minimum earnings goal established for the year is set aside as a pool from which bonuses are paid. Generally, the more senior the position held by an executive, the greater the allocation that is made to him or her because, generally, his or her performance has a greater impact on the Bank's performance.

         As a result of the Committee's policy to award bonus compensation to executive officers when the Bank achieves or exceeds annual performance goals and the performance-based bonus programs that have been adopted to implement that policy, executive compensation generally will be higher in those years in which the Bank achieves or exceeds annual performance goals. On the other hand, in years in which the Bank has experienced lower than anticipated profit growth, bonuses and, as a result, total executive compensation tend to be lower. In 1995, cash and deferred bonuses, together with contingent incentives the payment of which is dependent on the Bank's performance in 1996 and 1997, were awarded by action of the Committee to Messrs. Crowell and Dellerba based on the Bank's performance in 1995 and on bonus formulas in their employment agreements. Cash and deferred bonuses, and contingent incentives, also were awarded to the other executive officers under the Officers' Incentive Plan as a result of the Bank's performance in 1995.

         Stock Options and Equity-Based Programs. In order to align the financial interests of senior executives and other key employees with those of the shareholders, the Company grants stock options to its senior executives and other key employees on a periodic basis and makes contributions, for the account of its officers and other employees, to an Employee Stock Ownership Plan (the "ESOP"). Stock option grants reward senior executives and other key employees for performance that results in improved market performance of the Company's stock, which directly benefits all shareholders. Moreover, generally, options become exercisable in cumulative annual installments, usually over a five-year period. The Committee believes that this feature of the option grants not only provides an incentive for senior executives to remain in the employ of the Company or the Bank, but also makes longer term growth in share prices important for the executives who receive stock options.

                                                              Rolf J. Engen
                                                              Donald E. Sodaro
                                                              Warren Fix
                                                              Lynne Pierson Doti

COMPANY PERFORMANCE

         The following graph shows a five-year comparison of cumulative total returns for the Company, the S&P 500 composite index and two peer group indices published by SNL Securities, L.P. and Montgomery Securities.


                      COMPARISON OF CUMULATIVE TOTAL RETURN
                    (ELDORADO BANCORP, S&P 500, PEER GROUPS)



                               [GRAPHIC GOES HERE]
                             Source: SNL Securities

         The total cumulative return on investment (change in the period-end stock price plus reinvested dividends) for each of the periods for the Company, the S&P Composite and the peer group companies is based on the stock price or composite index at the end of fiscal 1991.

         The graph above compares the performance of the Company with that of
(i) the S&P 500 Composite Index; (ii) an index, published by SNL Securities, which is made up of 13 banks and bank holding companies, including the Company, that are based and conduct business entirely or primarily in Southern California; and (iii) an index of banks listed in the Montgomery Securities Western Bank Monitor, made up of 10 banks and bank holding companies, including the Company, that are based and conduct business entirely or primarily in Los Angeles and Southern California.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  VOTING SECURITIES AND PRINCIPAL SHAREHOLDERS

         The shares of common stock constitute the only outstanding class of voting securities of the Company. Only the shareholders of the Company of record as of the close of business on March 3, 1997 (the "record date"), will be entitled to vote at the meeting or any adjournment or postponement thereof. As of March 3, 1997, 3,811,746 shares of common stock outstanding and entitled to vote. A majority of the outstanding shares must be present, either in person or represented by proxy, at the Annual Meeting to satisfy the quorum requirements of California law. Each shareholder is entitled to one vote for each share held as of the record date, except that shareholders may, on compliance with certain requirements of applicable California law, cumulate their votes for election of directors (see "Election of Directors").

PRINCIPAL SHAREHOLDERS

         Set forth below is certain information regarding the beneficial ownership of the Company's common stock, as of March 3, 1997, by each person who was known by the Company to own more than 5% of the outstanding shares of common stock of the Company, by each executive officer of the Company named in the Compensation Table and by all directors and executive officers as a group.


                  NAME AND ADDRESS OF              AMOUNT AND NATURE OF             PERCENT
                   BENEFICIAL OWNER                  BENEFICIAL OWNER(1)            OF CLASS
                   ----------------                  -------------------            --------

              J.B. Crowell                              291,946(2)(3)                 7.6%
              1371 Treasure Lane
              Santa Ana, CA 92705

              Raymond E. Dellerba                        51,057(4)                    1.3%

              Richard Korsgaard                          48,926(5)                    1.3%

              David R. Brown                             21,112(6)                    *

              John J. McCauley                           18,519(7)                    *

              William J. Lewis                            8,865(8)                    *

              All Directors and                         928,832(9)                   23.4%
              Executive Officers of
              the Company as a Group
              (14 in number)

__________________
*        Less than 1%

(1) Except as otherwise noted below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. All shares are owned of record and beneficially except as otherwise indicated.

(2) Includes 22,440 shares which may be purchased on exercise of options during the 60-day period ending May 2, 1997; and 26,948 shares held in Mr. Crowell's account by the Company's Employee Stock Ownership Plans.

(3) Includes 2,866 shares which are held by Mrs. Crowell as custodian for their children, as to which Mr. Crowell may have shared voting and/or investment power.

(4) Includes 9,900 shares which may be purchased on exercise of stock options during the 60-day period ending May 2, 1997; and 1,107 shares held in Mr. Dellerba's account by the Company's Employee Stock Ownership Plans.

(5) Includes 2,200 shares which may be purchased on exercise of stock options during the 60-day period ending May 2, 1997; and 284 shares held in Mr. Korsgaard's account by the Company's Employee Stock Ownership Plans.

(6) Includes 11,439 shares which may be purchased on exercise of stock options during the 60-day period ending May 2, 1997; and 3,672 shares held in Mr. Brown's account by the Company's Employee Stock Ownership Plans.

(7) Includes 15,840 shares which may be purchased on exercise of stock options during the 60-day period ending May 2, 1997; and 1,115 shares held in Mr. McCauley's account by the Company's Employee Stock Ownership Plans.

(8) Includes 8,470 shares which may be purchased on exercise of stock options during the 60-day period ending May 2, 1997; and 211 shares held in Mr. Lewis' account by the Company's Employee Stock Ownership Plans.

(9) Includes an aggregate of 159,369 shares of common stock which may be purchased on exercise of stock options during the 60-day period ending May 2, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

         The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, principal shareholders and their associates on substantially the same terms, including interest rates and collateral securing the loans, as those prevailing at the same time for comparable transactions with unaffiliated persons, and which do not involve more than the normal risk of collectibility, nor present other unfavorable features. The largest aggregate amount of loans which the Bank had outstanding to directors of the Bank and their associates during the year ended December 31, 1996 was $1,183,173, which represented 2.6% of the Bank's equity capital at the time such loans were outstanding and includes $295,817 of unused borrowing capacity under lines of credit established by the Bank.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


Financial Statement Schedules

All financial statement schedules are omitted as the information is not applicable, is not material or is otherwise furnished in the body of this Form 10-K.

Exhibits

See Index to Exhibits at Page 84 of this Form 10-K.

Reports on Form 8-K

The Company filed a current report on Form 8-K on January 2, 1997 reporting on the Agreement and Plan of Merger between Commerce Security Bancorp, Inc. and Eldorado Bancorp.

Based upon its review of the copies of reporting forms furnished to the Company, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its directors, officers and any persons holding ten percent or more of the Company's Common Stock with respect to the Company's fiscal year ended December 31, 1996, were satisfied, with the exception that one transaction report was not filed by Mr. Crowell for a transaction occurring in December 1995 and an annual report on Form 5 with respect to this transaction, which should have been filed in 1996, was not filed until January 1997.

KPMG Peat Marwick LLP was selected by the Board of Directors as the Company's independent public accountants for the fiscal year ended December 31, 1996. The Company has not yet selected auditors for the fiscal year ending December 31, 1997. It is anticipated that a representative of KPMG Peat Marwick LLP will attend the meeting, will have an opportunity to make a statement and will be available to respond to appropriate questions.

                                POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes any one of J. B. Crowell and George H. Wells, individually, as attorney-in-fact, to sign in his behalf and in each capacity stated below, and to file, all amendments and/or supplements to the Annual Report on Form 10-K.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 1997.

                                                  ELDORADO BANCORP
                                                  (Registrant)



                                                  /s/ J. B. Crowell
                                                  ------------------------------
                                                  J. B. Crowell, President and
                                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 1997.

            Signature                                       Title
            ---------                                       -----


 /s/ J. B. Crowell                                Director
------------------------------
J. B. Crowell





 /s/ George H. Wells                              Chairman of the Board and
------------------------------                    Director
George H. Wells





/s/ Raymond E. Dellerba                           Director
------------------------------
Raymond E. Dellerba





/s/ Lynne Pierson Doti                            Director
------------------------------
Lynne Pierson Doti

/s/ Rolf J. Engen                                 Director
------------------------------
Rolf J. Engen





/s/ Warren Finley                                 Director
------------------------------
Warren Finley





/s/ Michael B. Burns                              Director
------------------------------
Michael B. Burns





/s/ Donald E. Sodaro                              Director
------------------------------
Donald E. Sodaro





/s/ Warren Fix                                    Director
------------------------------
Warren Fix





/s/ Julia Di Giovanni                             Director
------------------------------
Julia Di Giovanni





/s/ Richard Korsgaard                             Director
------------------------------
Richard Korsgaard





/s/ David R. Brown                                Executive Vice President and
------------------------------                    Chief Financial Officer
David R. Brown

                           INDEX TO EXHIBITS
Document                                                                   Page
Number                                                                     ----
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

10.10    Eldorado Bancorp - Nonqualified Stock Option Plan - 1982
                  (R-3)

10.11    Eldorado Bank - Indio Branch Office Lease
                  (R-4)

10.13    Eldorado Bank Pre-Tax Savings and Profit Sharing Trust
                  (R-5)

10.14    Eldorado Bank - North San Bernardino Branch Office Sublease
                  (R-7)

10.16    Eldorado Bank - Corona Lease
                  (R-8)

                                INDEX TO EXHIBITS


Document                                                                    Page
Number                                                                      ----
------

10.17    Eldorado Bancorp - 1989 Stock Option Plan
         (R-8)

10.18    Eldorado Bank - Escrow Office Lease
         (R-9)

10.19    Eldorado Bank - San Clemente Main Office Lease
         (R-10)

10.20    Eldorado Bank - North San Clemente Office Lease
         (R-10)

10.21    Eldorado Bank - Administrative Office Lease
         (R-10)

10.22 Agreement and Plan of Merger dated as of December 24, 1996, between Commerce Security Bancorp, Inc. ("CSBI") and Eldorado Bancorp ("Eldorado"), together with Form of Agreement of Merger to be entered into by Eldorado, CSBI and SDN Bancorp, Inc., a wholly-owned subsidiary of CSBI, to consummate the Merger.
         (R11)

10.23 Stock Option Agreement dated as of December 24, 1996, between CSBI and Eldorado.
         (R-12)

21 Subsidiary of Registrant - Eldorado Bank, a California banking corporation, all of the capital stock of which is owned by Registrant, is the only subsidiary of the Registrant.

23       Consent of Independent Auditors                                      87

27       Financial Data Schedule                                              88

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

(R-11) Filed as Exhibit 2.1 to the Registrant's Report on Form 8-K on January 2, 1997, which exhibit is incorporated herein.

(R-12) Filed as Exhibit 4.1 to the Registrant's Report on Form 8-K on January 2, 1997, which exhibit is incorporated herein.