Form 10-Q
period 1997-03-31
ELDORADO BANCORP
filed 1997-05-15
CIK 351991

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                        March 31, 1997
                        --------------------------------------------------------

                                       or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the transition period from                                  to
                               --------------------------------    -------------

Commission File Number:             1-9709
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

                                                    [     ]   Yes   [     ]   No

There were 3,813,987 shares of common stock for the registrant outstanding as of March 31, 1997.

Part I.  Financial Information
Item I.  Financial Statements

                       Eldorado Bancorp and Its Subsidiary
                                  Eldorado Bank

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in Thousands)

ASSETS                                                          March 31, 1997   December 31, 1996
------                                                          --------------   -----------------
Cash and due from banks ....................................       $  35,304        $  34,101
Federal funds sold .........................................          21,000           28,400
Securities available-for-sale ..............................          95,990           95,919
Securities held-to-maturity - approximate market value of
  $7,946 in 1997 and $8,074 in 1996 ........................           8,082            8,082
Loans and direct lease financing ...........................         226,519          223,904
Less allowance for possible credit losses ..................           4,603            4,672
                                                                   ---------        ---------
                  Net loans and direct lease financing .....         221,916          219,232

Premises and equipment, net ................................           7,944            8,139
Other real estate owned ....................................             863              394
Accrued interest receivable and other assets ...............          12,951           12,494
                                                                   ---------        ---------
                                                                   $ 404,050        $ 406,761
                                                                   =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities
  Deposits
         Demand, non-interest bearing ......................       $ 112,916        $ 111,414
         Savings and money market ..........................         152,794          156,857
         Time certificates under $100,000 ..................          48,246           47,782
         Time certificates of $100,000 or more .............          35,237           37,351
                                                                   ---------        ---------
                  Total deposits ...........................         349,193          353,404

Federal funds purchased ....................................           2,881            2,188
Other liabilities ..........................................           4,377            4,225
                                                                   ---------        ---------
                  Total liabilities ........................       $ 356,451        $ 359,817

Shareholders' equity
  Preferred stock, no par value;
         authorized 5,000 shares, none issued ..............              --               --
  Common stock, no par value;
         authorized 12,500,000 shares, issued and
         outstanding 3,813,987 shares in 1997 and
         3,810,756 shares in 1996 ..........................          32,477           32,448
Retained earnings ..........................................          15,186           14,358
Net unrealized gain on securities available-for-sale .......             (64)             138
                                                                   ---------        ---------
                                                                      47,599           46,944
                                                                   ---------        ---------
                  Total shareholders' equity and liabilities       $ 404,050        $ 406,761
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

                                                           Three Months Ended
                                                                March 31
                                                         ---------------------
                                                         1997             1996
                                                         ----             ----
   Interest Income
         Loans ................................       $    5,269       $    5,593
         Securities ...........................            1,535            1,443
         Federal funds sold ...................              316              294
         Direct lease financing ...............               14               24
                                                      ----------       ----------
                                                           7,134            7,354
Interest Expense
         Savings, NOW and money market deposits              742              775
         Time deposits of $100,000 or more ....              477              454
         Time deposits under $100,000 .........              589              623
         Other ................................               30               37
                                                      ----------       ----------
           Total interest expense .............            1,838            1,889
                                                      ----------       ----------
         Net interest income ..................            5,296            5,465

Provision for loan and lease losses ...........               --              152
                                                      ----------       ----------
         Net interest income after provision
           for loan and lease losses ..........            5,296            5,313

Other Income
         Service charges on deposit accounts ..              579              607
         Loan servicing income ................              182              224
         Gain on sales of SBA loans ...........               13               13
         Other ................................              219              333
                                                      ----------       ----------
                                                             993            1,177
Other Expense
         Salaries .............................            1,237            1,364
         Employee benefits ....................              834              561
         Net occupancy of bank premises .......              418              406
         Furniture and equipment expense ......              285              298
         Other ................................            1,488            1,636
                                                      ----------       ----------
                                                           4,262            4,265
                                                      ----------       ----------
Earnings before taxes .........................            2,027            2,225

Income Taxes ..................................              817              915
                                                      ----------       ----------
         Net Earnings .........................       $    1,210       $    1,310
                                                      ==========       ==========
Earnings per common share .....................       $     0.30       $     0.34
                                                      ==========       ==========
Weighted average common shares outstanding ....        3,967,423        3,865,806

Part I.  Financial Information
Item I.  Financial Statements (continued)

                       Eldorado Bancorp and Its Subsidiary
                                  Eldorado Bank
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                       Three Months Ended     Three Months Ended
                                                                          March 31, 1997         March 31, 1996
                                                                       ------------------     ------------------
Cash Flows from operating activities:
   Net earnings ...................................................         $  1,210              $  1,310
   Adjustments to reconcile net earnings
     to net cash provided by operating activities:
         Depreciation and amortization ............................             (402)                  240
         Amortization of intangible assets ........................              154                   167
         Provision for possible credit losses .....................               --                   152
         (Gain) loss on sale of SBA loans .........................               13                   (13)
         Amortization of deferred income, costs, discounts and fees              (48)                  (97)
         Loan fees collected ......................................              209                     4
         (Gain) loss on sale of other real estate owned ...........               --                  (170)
         Increase in deferred income taxes ........................              433                    --

Change in assets and liabilities:
         (Increase) decrease in other assets ......................           (1,296)               (1,344)
         Increase (decrease) in other liabilities .................               75                    88
                                                                            --------              --------
                  Total adjustments ...............................             (862)                 (973)
                                                                            --------              --------
                  Net cash provided by operating activities .......              348                   337

Cash flows from investing activities:
         Proceeds from maturity of securities available-for-sale ..           23,758                11,404
         Proceeds from sale of securities available-for-sale ......               --                 1,160
         Proceeds from sale of securities held-to-maturity ........               --                 2,000
         Proceeds from sale of equipment ..........................               --                    14
         Purchase of securities available-for-sale ................          (23,517)              (21,246)
         Purchase of securities held-to-maturity ..................               --                (3,492)
         Net (increase) decrease in loans and leases ..............           (2,858)                5,606
         Purchases of premises and equipment ......................              (57)                 (111)
         Proceeds from sale of other real estate owned ............               --                   671
                                                                            --------              --------
                  Net cash used in investing activities ...........         $ (2,674)             $ (3,994)
                                                                            --------              --------

Part I.  Financial Information
Item I.  Financial Statements (continued)

                       Eldorado Bancorp and Its Subsidiary
                                  Eldorado Bank
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                               Three Months Ended  Three Months Ended
                                                                  March 31, 1997     March 31, 1996
                                                               ------------------  ------------------
Cash Flows from operating activities:
         Net increase (decrease) in deposits ..............         $ (4,211)           $ 12,771
         Net increase (decrease) in federal funds purchased              693              (1,736)
         Dividends paid ...................................             (382)               (302)
         Proceeds from stock options exercised ............               29                 236
                                                                    --------            --------
                  Net cash provided by financing activities           (3,871)             10,969
                                                                    --------            --------
Increase (decrease) in cash and cash equivalents ..........           (6,197)              7,312

Cash and cash equivalents at beginning of year ............           62,501              41,933

Cash and cash equivalents at March 31 .....................         $ 56,304            $ 49,245
                                                                    ========            ========

Part I.  Financial Information
Item I.  Financial Statements (continued)

                       Eldorado Bancorp and Its Subsidiary
                                  Eldorado Bank
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      For three months ended March 31, 1997
                                       and
                   For years ended December 31, 1996 and 1995
                                   (Unaudited)

                                                                              Net Unrealized
                                                        Securities            Gain (Loss) on                           Total
                                                       Common Stock             Securities           Retained       Shareholders'
                                                 Shares           Amount    Available-for-Sale       Earnings          Equity
                                                 ------           ------    ------------------     ------------     -------------
Balance, December 31, 1994 ................     2,756,728     $ 17,462,000      $(345,000)         $ 11,977,000     $ 29,094,000
Cash dividends declared ($0.32 per share) .            --               --             --              (960,000)        (960,000)
Stock options exercised ...................         7,380           62,000             --                    --           62,000
Common stock issued .......................       630,276        8,928,000             --                    --        8,928,000
10% common stock dividend .................       339,438        5,346,000             --            (5,346,000)              --
Change in net unrealized gain on securities
    available-for-sale ....................            --               --        745,000                    --          745,000
Net earnings ..............................            --               --             --             4,504,000        4,504,000
                                                ---------     ------------      ---------          ------------     ------------
Balance, December 31, 1995 ................     3,733,822     $ 31,798,000      $ 400,000          $ 10,175,000     $ 42,373,000

Cash dividends declared ($0.37) per share .            --               --             --            (1,397,000)      (1,397,000)
Stock options exercised ...................        76,934          650,000             --                    --          650,000
Change in net unrealized loss on securities
    available-for-sale ....................            --               --       (262,000)                   --         (262,000)
Net earnings ..............................            --               --             --             5,580,000        5,580,000
                                                ---------     ------------      ---------          ------------     ------------
Balance, December 31, 1996 ................     3,810,756     $ 32,448,000      $ 138,000          $ 14,358,000     $ 46,944,000

Cash dividends declared ($0.10 per share) .            --               --             --              (382,000)        (382,000)
Stock options exercised ...................         3,231           29,000             --                    --           29,000
Change in net unrealized loss on securities
    available-for-sale ....................            --               --       (202,000)                   --         (202,000)
Net earnings ..............................            --               --             --             1,210,000        1,210,000
                                                ---------     ------------      ---------          ------------     ------------
Balance, March 31, 1997 ...................     3,813,987     $ 32,477,000      $ (64,000)         $ 15,186,000     $ 47,599,000

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

NOTE B -   EARNINGS PER SHARE
           ------------------

Net earnings per common share are based on the weighted average number of shares outstanding. Stock options have been included as common stock equivalents.

NOTE C - RECLASSIFICATIONS
         -----------------

Certain items in prior periods have been reclassified to conform to the current presentation.

Part I.  Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition
-------------------

Total assets at March 31, 1997 were $404.1 million compared to $406.8 million at December 31, 1996. The decrease in total assets was primarily due to a decrease in federal funds sold as a result of a decline in total deposits. Federal funds sold , considered as overnight loans to other banks, decreased to $21.0 million at March 31, 1997 compared to $28.4 million at December 31, 1996.

Securities available-for-sale increased $71.0 thousand to $96.0 million at March 31, 1997 compared to $95.9 million at December 31, 1996.

The following table summarizes the components of total gross loans outstanding in each category at the date indicated (in thousands):

                                     March 31,
                                       1997           1996          1995         1994          1993          1992
                                     ---------     ---------     ---------     ---------     ---------     ---------
Commercial, Secured and Unsecured    $  91,439     $ 101,798     $  95,548     $  66,987     $  66,987     $  74,603
Interim Construction ............       15,417        14,464        18,219         4,789         4,789        21,595
Real Estate .....................       90,059        77,570        88,097        78,607        78,607        90,985
Installment .....................       27,385        27,623        26,553        18,945        18,945        21,374
Credit Card .....................        1,673         1,864         1,791         1,298         1,298         1,456
Lease Financing .................          610           668           876         1,286         1,286         3,515
Less: Unearned Income ...........          (64)          (83)         (127)          (38)          (38)         (739)
                                     ---------     ---------     ---------     ---------     ---------     ---------
    Total Gross Loans ...........    $ 226,519     $ 223,904     $ 229,957     $ 171,874     $ 182,465     $ 212,789

Total gross loans increased to $226.5 million at March 31, 1997 from $223.9 million at December 31, 1996 due primarily to funding of new loans and the disbursement of existing lines of credit reflecting the strength of the local economy. This loan growth reverses the long-term trend of declining loan balances experienced during the past five years, not including the effects of acquisition, due to fewer borrowers in the recessionary environment meeting the underwriting criteria, loan payoffs, especially in the real estate sector, and reduced demand for new credit. Additionally during this earlier period, the Company eliminated the construction lending department in order to reduce its exposure to the declining real estate market. The Company, through the acquisition of Mariners Bancorp in October 1995, again operates a construction lending department.

The following tables show the maturities of loans and their sensitivities to changes in interest rates at March 31, 1997:

                                            Due in          Due after
                                           One Year        One Year to        Due after
                                           Or Less          Five Years        Five Years          Total
                                           --------        -----------        ----------         --------
Commercial, Secured and Unsecured          $ 65,771          $ 17,196          $  8,512          $ 91,479
Interim Construction ............            11,022             2,940             1,455            15,417
Real Estate .....................            61,701            18,164            10,135            90,000
Installment .....................            19,619             5,172             2,561            27,352
Credit Card .....................             1,733                 0                 0             1,733
Leases ..........................               138               106               294               538
                                           --------          --------          --------          --------
                                           $159,984          $ 43,578          $ 22,957          $226,519
                                           ========          ========          ========          ========


                                                                      Maturing
                                                       Within          After
                                                       One Year       One Year        Total
                                                       --------       --------       --------
Loans with Predetermined Interest Rates ........       $ 16,928       $ 65,992       $ 82,920
Loans with Floating or Adjustable Interest Rates        128,290         15,309        143,599



The following table provides information with respect to the components of the Company's nonperforming assets at the dates indicated (amounts in thousands):

                                       March 31,                   December 31,
                                         1997      1996      1995      1994      1993      1992
                                       ---------  ----------------------------------------------
    Nonaccrual Loans ...............    $5,248    $4,661    $5,818    $3,161    $2,092    $2,927
    Loans More Than 90 Days Past Due        60        11       380       246        56       361
                                        ------    ------    ------    ------    ------    ------
     Total Nonperforming Loans .....    $5,308    $4,672    $6,198    $3,407    $2,148    $3,288
                                        ======    ======    ======    ======    ======    ======

Ordinarily, the accrual of interest ceases when no payment of interest or principal has been made for 90 days or if the Bank has reason to believe that continued payment of interest and principal is unlikely. Accrued interest, if any, is reversed at the time such loans are placed on nonaccrual status. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $63,000 three months ended March 31, 1997 and $343,000, $172,000, $144,000, $108,000, $103,000 for the years ended 1996,
1995, 1994, 1993, and 1992 respectively.

The following is a summary of impaired loans and the related allowance for possible credit losses:

                                                             March 31, 1997                    December 31, 1996
                                                      ------------------------------      -----------------------------
                                                                         Allowance                         Allowance
                                                       Recorded        for Possible        Recorded       for Possible
                                                      Investment       Credit Losses      Investment      Credit Losses
                                                      ----------       -------------      ----------      -------------
     Impaired loans requiring an allowance
      for possible credit losses .............        $3,506,570        $  361,575        $4,060,000        $  449,000
     Impaired loans not requiring an allowance
      for possible credit losses .............                --                --                --                --
                                                      ----------        ----------        ----------        ----------
                                                      $3,506,570        $  361,575        $4,060,000        $  449,000
                                                      ==========        ==========        ==========        ==========


Troubled Debt Restructurings
----------------------------

                                                                                    December 31,
                                          March 31,      -------------------------------------------------------------------
                                             1997             1996          1995         1994        1993         1992
                                         ------------    -------------------------------------------------------------------
                                                                                 (In thousands)
     Troubled debt restructuring            $2,595           $3,425        $1,531       $7,069      $1,431-     $     --


Troubled debt restructurings consist primarily of loans for which the interest rate was reduced or the payment provisions were modified because of the inability of the borrower to service the obligation under the original terms of the agreements. Income is accrued at the lower effective rate provided the borrower is current under the revised terms and conditions of the agreements. Under the original terms of the restructured loans, interest earned would have totaled approximately $78 thousand for the three months ended March 31, 1997 and $496 thousand for the year ended December 31, 1996. Under the restructured terms, recorded interest income amounted to $57 thousand for the three months ended March 31, 1997 and $316 thousand for the year ended December 31, 1996.

The following table summarizes, for the periods indicated, changes in the allowance for possible credit losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for possible credit losses (amounts in thousands):

                                           For the Three                 For the Year Ended December 31,
                                            Months Ended     ------------------------------------------------------
                                           March 31, 1997     1996        1995        1994        1993        1992
                                           --------------    ------      ------      ------      ------      ------
Allowance for possible credit losses:
Balance at beginning of period ...........     $4,672        $6,265    $5,564      $4,740      $3,530      $3,757
Actual charge-offs:
    Commercial ...........................         23           197       342         570         502         574
    Interim construction .................         --            --        --          --         590         741
    Credit cards .........................         39            44        36          36          35          66
    Consumer .............................         28           198       165         151          98         494
    Real estate ..........................         --         1,532       763         720       1,277         142
    Direct lease financing ...............         --             5         5          97          32          60
                                               ------        ------    ------      ------      ------      ------
      Total charge-offs ..................         90         1,976     1,311       1,574       2,534       2,077

Less recoveries:
    Commercial ...........................          8            80       156         118          27          54
    Interim construction .................         --            --        --          --          11          --
    Credit cards .........................          1            10         9          13          21           5
    Consumer .............................         11            86        49          30         106          50
    Real estate ..........................          1            47       225          --          --          --
    Direct lease financing ...............         --             7        --           8           3           6
                                               ------        ------    ------      ------      ------      ------
     Total recoveries ....................         21           230       439         169         168         115
                                               ------        ------    ------      ------      ------      ------
Net loans charged off ....................         69         1,746       872       1,405       2,366       1,962
Provision for credit losses ..............         --           153       756       2,006       3,576       1,735
Changes incident to acquisitions .........         --            --       817         223          --          --
                                               ------        ------    ------      ------      ------      ------
Balance at end of period .................     $4,603        $4,672    $6,265      $5,564      $4,740      $3,530
                                               ======        ======    ======      ======      ======      ======
Ratios:
    Net loans charged off to average loans       0.03%         0.79%     0.47%       0.79%       1.22%       0.84%
    Allowance for credit losses to total
      gross loans ........................       2.03%         2.09%     2.72%       3.24%       2.60%       1.66%
    Net loans charged off to allowance for
      credit losses ......................       1.50%        37.37%    13.92%      25.25%      49.92%      55.58%
    Net loans charged off to provision
      for credit losses ..................         --      1,141.18%   115.34%      70.04%      66.16%     113.08%
    Allowance for credit losses to non-
      performing loans ...................      86.72%       100.24%   101.08%     163.31%     220.07%     107.36%


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

The Company has allocated the allowance for credit losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the following table:

                         For the Three
                          Months Ended                                For the Year Ended December 31,
                         March 31, 1997         1996              1995               1994              1993               1992
                         --------------         ----              ----               ----              ----               ----
                         Amount  Percent   Amount   Percent   Amount  Percent   Amount   Percent   Amount  Percent   Amount  Percent
                         ------  -------   ------   -------   ------  -------   ------   -------   ------  -------   ------  -------
Commercial, Secured
and Unsecured            $1,859   40.37%   $2,126     45.5%   $2,117    33.8%   $2,281     39.0%   $2,164    37.1%   $1,715    35.1%
Interim Construction        313    6.81       304      6.5       280     4.5       310      2.8       325     7.1       440    10.1
Real Estate               1,830   39.76     1,616     34.6     3,274    52.3     2,597     45.7     1,780    43.9     1,091    42.8
Installment                 556   12.09       575     12.3       500     8.0       271     11.0       334     9.8       245    10.0
Credit Card                  34    0.74        37      0.8        64     1.0        52      0.8       101     0.8        11     0.7
Lease Financing              11    0.24        14      0.3        30     0.4        53      0.7        36     1.3        28     1.3
                         ------  ------    ------    ------   ------   -----    ------    -----    ------   -----    ------   -----
Total                    $4,603  100.00%   $4,672    100.0%   $6,265   100.0%   $5,564    100.0%   $4,740   100.0%   $3,530   100.0%
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

On March 31, 1997 other real estate owned totaled $863.3 thousand compared to $394.0 thousand at December 31, 1996.

Total deposits decreased $4.2 million at March 31, 1997 to $349.2 million compared to $353.4 million at December 31, 1996. Savings and money market deposits, and time certificates of $100 thousand and greater decreased $4.1 million and $2.1 million, respectively, during the first quarter of 1997. Non-interest bearing demand deposits and time certificates under $100 thousand increased $1.5 million and $464 thousand, respectively, during this same period.

Federal funds purchased increased $693 thousand to $2.9 million at March 31, 1997 compared to December 31, 1996. The Company purchases federal funds from one of its financial institution customers as an accommodation.

Total shareholders' equity increased $655 thousand during the three months ended March 31, 1997. Net earnings for the period contributed $1.2 million to retained earnings while cash dividends of $382 thousand decreased retained earnings. During this period common stock increased approximately $29 thousand as a result of exercise of stock options and the value of securities available-for-sale declined approximately $202 thousand.

Liquidity and Interest Sensitivity
----------------------------------

In order to meet periodic increases in loan demand, potential deposit withdrawals and maturities of short-term, large time certificates of deposit, the Company maintains short-term fund sources. These include cash on hand and on deposit with correspondent banks; "federal funds sold", which are essentially demand loans to other banks; and securities available-for-sale. Such cash and near-cash items, and securities available-for-sale totaled $152.3 million at March 31, 1997, which represented 37.7 percent of total assets.

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

One way to measure the impact that future change in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. The Company's cumulative gap at March 31, 1997 for a three month and one year period was 89 percent and 108 percent, respectively.

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

Results of Operations - Quarter Ended March 31, 1997
----------------------------------------------------

Net earnings for the three months ended March 31, 1997 was $1.2 million, or $0.30 per share, compared to $1.3 million, or $0.34 per share, for the same period in 1996. This decrease was primarily due to lower net interest margins, and lower other income.

Net interest income decreased $169 thousand to $5.3 million in the three month period ended March 31, 1997 compared to $5.5 million for the same period in 1996. A higher volume of earning assets in 1997 was offset by narrower net interest margins. Lower loan yields, investment securities and Fed Fund sold yields is a result of lower market interest rates during the 1997 period compared to 1996. While lower yields have been earned on the Company's earning assets, the cost of funds increased only slightly during the same period. An increase in the volume of non-interest bearing liabilities funding the earning assets has assisted in preserving the net interest margin.

The provision for loan and lease losses during the three months ended March 31, 1997 was zero compared to $152 thousand in the same period in 1996. This reduction was made based upon the Company's evaluation of the adequacy of its allowance for possible credit losses. The allowance for possible credit losses is established based upon an analysis providing specific allowances for loans that management has identified to have potential loss and general allowances for unidentified losses inherent in the portfolio. The general allowance is determined by segmenting the portfolio by risk rating and loan type with allowances established based upon historical losses in each portfolio segment. Additionally, consideration is given to loan type concentrations in the portfolio and the current and anticipated economic environment.

Other income for the quarter ended March 31, 1997 was $1.0 million compared to $1.2 million for the same period in1996 due to lower service charges on deposit accounts, lower loan servicing income and lower levels of miscellaneous income.

Other expenses for the three months ended March 31, 1997 were nearly flat at $4.3 million compared to the same period in 1996. Lower salary expense during the first quarter of 1997 was offset by higher levels of employee benefit expense as compared to the same period for the 1996 year.

Part II.

Items 1 - 3.

No reportable events.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 30, 1997 a Special Meeting of Shareholders of Eldorado Bancorp was held. At the meeting the shareholders were asked to consider and vote upon a proposal to approve the principal terms of the Agreement and Plan of Merger, dated as of December 24, 1996, by and between the Company and Commerce Security Bancorp, Inc. (CSBI), pursuant to which CSBI will acquire the Company by means of a cash merger. Total shares outstanding entitled to vote were 3,811,746 of which 2,950469 shares, or 77.4 percent, voted in favor of the proposal and 252,552 shares, or 6.6 percent, voted against the proposal. 6,839 shares, or 0.2 percent, abstained and the balance of shares did not vote.

Item 5.   Other Information

On February 19, 1997 the Board of Directors declared a cash dividend of 10 cents per share payable April 4, 1997 to Shareholders of record March 3, 1997.


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



                                                Eldorado Bancorp
                                                --------------------------------
                                                (Registrant)



      May 14, 1997                              /s/ RAYMOND E. DELLERBA
-------------------------                       -------------------------------
           Date                                 Raymond E. Dellerba
                                                President
                                                Chief Operating Officer



      May 14, 1997                              /s/ DAVID R. BROWN
--------------------------                      -------------------------------
            Date                                David R. Brown
                                                Executive Vice President
                                                Chief Financial Officer